Form 10-K
period 2016-05-31
Capstone Systems Inc
filed 2016-09-09
CIK 1651577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

Commission File Number 333-207100

CAPSTONE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

242 Dolenjska cesta, Ljubljana, Slovenia, 1000

(Address of principal executive offices, including zip code.)

(725)333-4110

(Telephone number, including area code)

Management Services Associates LLC

525 Swallow Cv, Boulder City, NV 89005

Tel. (347)402-7797

(Name and address of agent for service)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 29, 2016, the registrant had 5,085,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 29, 2016.

CAPSTONE SYSTEMS INC.

PART I

Forward Looking Statements

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Item 1. Business

Corporate Background and Business Overview

Capstone Systems Inc. was incorporated in the State of Nevada on April 1, 2015 and established a fiscal year end of May 31. We are a development-stage company formed to sell kitchen sinks and kitchen cabinets in the USA. We do have revenues; we have minimal assets which consist of cash and our office building which we purchased in Slovenia. We have recently started our operation. As of today, we have developed our business plan, and executed Sales Agreements with AQUACUBIC SANITARY WARE CO. LTD, Foshan Mingdeng Kitchen Cabinet Co., Ltd, Foshan Opaly Composite Materials Co., Ltd, FOSHAN SANI SANITARY WARE CO., LTD, Hangzhou Relux House Furnishing Co., Ltd, OPPEIN Home Group Inc, dated April 3-7, 2015, and purchased our own office building in Slovenia. We maintain our statutory registered agent's office at 525 Swallow Cv, Boulder City, NV 89005. Our business office is located at 242 Dolenjska cesta, Ljubljana, Slovenia, 1000. Our telephone number is (702)793-2212.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	provide an auditor attestation with respect to management's report on the effectiveness of our internal controls over financial reporting;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $6,028 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

We are a development stage company and have generated limited revenue to date. Our full business plan entails activities described in the Plan of Operation section below. Long term financing may be required to expand our business. The exact amount of funding will depend on the scale of our development and expansion.

Our cash balance is $223 as of May 31, 2016. We believe our cash balance is not sufficient to fund our operations for any period of time. In addition to revenues, we may utilize funds from Jure Perko, our Chairman and President, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees. As of May 31, 2016, Mr. Perko had advanced $100 to us. Mr. Perko, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Being a development stage company, we have a very limited operating history. After twelve months period we may need additional financing. We do not currently have any arrangements for additional financing. Our principal executive offices are located at 242 Dolenjska cesta, Ljubljana, Slovenia, 1000 . Our phone number is (702)793-2212.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have limited revenues and no substantial revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Product Overview

Sinks are a bowl-shaped plumbing fixtures used for washing hands, for dishwashing or other purposes. Sinks generally have taps (faucets) that supply hot and cold water and may include a spray feature to be used for faster rinsing. They also include a drain to remove used water; this drain may itself include a strainer and/or shut-off device and an overflow-prevention device. Sinks may also have an integrated soap dispenser. The washstand was a bathroom sink made in the United States in the late 18th century. The washstands were small tables on which were placed a pitcher and a deep bowl, following the English tradition. Sometimes the table had a hole where the large bowl rested, which led to the making of dry sinks. From about 1820 to 1900 the dry sink evolved by the addition of a wooden cabinet with a trough built on the top, lined with zinc or lead. This is where the bowls or buckets for water were kept. Splashboards were sometimes added to the back wall, as well as shelves and drawers, the more elaborate designs usually placed in the kitchen. Sinks are made of many different materials. These include: ceramic, concrete, copper, enamel over steel or cast iron, glass, granite, marble, nickel, plastic, soapstone, stainless steel, stone, terrazzo and wood. Stainless steel is commonly used in kitchens and commercial applications because it represents a good trade-off between cost, usability, durability, and ease of cleaning. Most stainless steel sinks are made by drawing a sheet of stainless steel over a die. Some very deep sinks are fabricated by welding. Stainless steel sinks will not be damaged by hot or cold objects and resist damage from impacts. One disadvantage of stainless steel is that, being made of thin metal, they tend to be noisier than most other sink materials, although better sinks apply a heavy coating of vibration-damping material to the underside of the sink. Enamel over cast iron is a popular material for kitchen and bathroom sinks. Heavy and durable, these sinks can also be manufactured in a very wide range of shapes and colors. Like stainless steel, they are very resistant to hot or cold objects, but they can be damaged by sharp impacts and once the glass surface is breached, the underlying cast iron will often corrode, spalling off more of the glass. Aggressive cleaning will dull the surface, leading to more dirt accumulation. Enamel over steel is a similar-appearing but far less rugged and less cost-effective alternative. Solid ceramic sinks have many of the same characteristics as enamel over cast iron, but without the risk of surface damage leading to corrosion. Plastic sinks come in several basic forms: Inexpensive sinks are simply injection-molded thermoplastics. These are often deep, free-standing sinks used in laundry rooms. Subject to damage by hot or sharp objects, the principal virtue of these sinks is their low cost. High-end acrylic drop-in (lowered into the countertop) and under mount (attached from the bottom) sinks are becoming more popular, although they tend to be easily damaged by hard objects - like scouring a cast iron frying pan in the sink. Plastic sinks may also be made from the same materials used to form "solid surface" countertops. Inexpensive sinks are simply injection-molded thermoplastics. These are often deep, free-standing sinks used in laundry rooms. Subject to damage by hot or sharp objects, the principal virtue of these sinks is their low cost. High-end acrylic drop-in (lowered into the countertop) and under mount (attached from the bottom) sinks are becoming more popular, although they tend to be easily damaged by hard objects - like scouring a cast iron frying pan in the sink. Plastic sinks may also be made from the same materials used to form "solid surface" countertops. These sinks are durable, attractive, and can often be molded with an integrated countertop or joined to a separate countertop in a seamless fashion, leading to no sink-to-countertop joint or a very smooth sink-to-countertop joint that cannot trap dirt or germs. These sinks are subject to damage by hot objects but damaged areas can sometimes be sanded-down to expose undamaged material. Soapstone sinks were once common, but today tend to be used only in very-high-end applications or applications that must resist caustic chemicals that would damage more-conventional sinks. Wood sinks are from the early days of sinks and baths were made from natural teak with no additional finishing. Teak is chosen because of its natural waterproofing properties – it has been used for hundreds of years in the marine industry for this reason. Teak also has natural antiseptic properties, which is a bonus for its use in baths and sinks. Glass sinks: A current trend in bathroom design is the handmade glass sink (often referred to as a vessel sink) which has become fashionable for wealthy homeowners. Stone sinks have been used for ages. Some of the more popular stones used are: marble, travertine, onyx, granite, and soap stone on high end sinks. Glass, concrete, and terrazzo sinks are usually designed for their aesthetic appeal and can be obtained in a wide variety of unusual shapes and colors such as floral shapes. Concrete and terrazzo are occasionally also used in very-heavy-duty applications such as janitorial sinks.

Kitchen cabinets are the built-in furniture installed in many kitchens for storage of food, cooking equipment, and often silverware and dishes for table service. Appliances such as refrigerators, dishwashers, and ovens are often integrated into kitchen cabinetry. There are many options for cabinets available at present

Cabinets may be either face-frame or frameless in construction. Each option provides features and drawbacks. Most kitchen cabinets feature matching tops and bottoms and are available in different styles. Traditional cabinets are constructed using face frames which typically consist of narrow strips of hardwood framing the cabinet box opening. Cabinets were traditionally constructed with a separate face frame until the introduction of modern engineered wood such as particle board and medium-density fiberboard along with glues, hinges and fasteners required to join them. A face frame ensures squareness of the cabinet front. It also increases rigidity and provides a mounting point for hinges. Face-frames confer an appearance of strength and durability, and face-frame cabinets retain popularity in the U.S. An important distinction between modern (manufactured) and traditional custom-built face-frame cabinets relates to the catalog-selection of cabinet components entailed by mass production. Original custom face-frame cabinets accommodated multiple sections (cavities) in a single case. But stock (or semi-custom) face-frame cabinets are constructed individually and joined during installation.

Custom face-frame cabinets offer more efficient use of space because double width stiles can be avoided. They also provide far greater flexibility with regard to materials and design. Every aspect of custom cabinetry can be made to specifications, which makes it both the most desirable and the most expensive choice in the majority of kitchen installations. Framed cabinets have a center stile. Hinges are mounted to the outer cabinet.

Frameless (a.k.a. "full-access") cabinets utilize the side, top, and bottom panels to serve the same functions as do face-frames in traditional cabinets. In general, frameless cabinets provide better utilization of space than face-frame cabinets. A preference for frameless cabinet design developed in Europe in the 1950s and 1960s following the devastation of World War II. Frameless cabinets rely on updated manufacturing methods that permit the production of modern cabinet hardware (hinges and slides) and engineered wood products (for strength, dimensional tolerance, and stability). The intent of the frameless design is to achieve a more streamlined appearance and a more efficient use of space, with ergonomically designed moving components such as drawers, trays, and pull-out cabinets providing better access to interior components. A number of benefits stemming from frameless cabinet design have been successfully applied to face-frame cabinets, such as multiple drawers in base cabinets, full-overlay doors, and cup hinges. With the rise in popularity of European style frameless cabinetry, a significant proportion of the hardware used by U.S. cabinet manufacturers is imported from Europe and China.

Cabinets can be purchased from specialty retailers, kitchen remodelers, home centers, on-line retailers, and ready-to-assemble furniture manufacturers. Some installers offer a package deal from measurement, to construction, to installation. Cabinets are sometimes delivered in fully assembled form. Ready-to-assemble furniture cabinets are lower-in-cost and are delivered in a flat box.

Sales and Marketing Strategy

We sell kitchen sinks and kitchen cabinets in the USA. We intend to enter into agreements with numerous wholesale companies and sell our product to their retail clients. In the wholesale distribution business, various business strategies are used to increase the popularity of the products. We plan to offer free small samples which may ignite prospective customers to buy our kitchen sinks and kitchen cabinets. Other marketing strategies will involve taking our products to various events, such as shows, fairs and home builder's events. We intend also design bright flyers, stickers and signs and place them on our products to draw attention of potential customers. We intend also to implement word of mouth advertising into our business model. We believe a huge marketing opportunity on the internet is spreading word of mouth, a form of free advertising. We believe the internet has provided the biggest medium to spread word of mouth and social networking sites have been the place where everyone has come together. These days, companies have the capabilities of increased speed at which the message comes across. Bloggers and journalists can post their thoughts and reviews of products, and then people in all corners of the world can read it immediately.

Competition

The level of competition in same industry is extremely high. Many of our established competitors have developed a brand following which would make our potential customers prefer their products over ours. Economies of scale would make it easier for our larger established competitors to negotiate price discounts with their suppliers of sinks and cabinets manufacturers which would leave us at a disadvantage. The principal competitive factors in our industry are pricing and quality of products. We will be in a market where we compete with many domestic and international companies offering similar same products. We will be in direct competition with them. Many large companies will be able to provide more favorable services to the potential customers. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better price for similar same product than us which may also cause us to lose business. We foresee to continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations. Capstone Systems Inc. has entered the market and has small market penetration to date.

Contracts with our suppliers

We have executed a Sales Agreement with AQUACUBIC SANITARY WARE CO. LTD, Foshan Mingdeng Kitchen Cabinet Co., Ltd, Foshan Opaly Composite Materials Co., Ltd, FOSHAN SANI SANITARY WARE CO., LTD, Hangzhou Relux House Furnishing Co., Ltd, OPPEIN Home Group Inc, dated April 3-7, 2015. The material terms of the Contract are the following:

1. RECITALS

a. Seller is a manufacturer of products and desires to sell to Buyer its product

b. Buyer desires to buy these products and to perform all the provisions of this agreement.

2. DURATION

The term of the agency created shall be 24 months beginning from the Date of agreement, unless sooner terminated.

3. BUYER'S BEST EFFORTS

Buyer agrees to devote Buyer's whole time and best efforts to the business of Seller. Buyer shall employ salespersons to assist Buyer, on such terms and conditions as Seller may require, as set forth in this agreement.

4. NONDISCLOSURE OF SELLER'S AFFAIRS

 Buyer agrees to keep confidential such information as Seller may from time to time impart to Buyer regarding Seller's business affairs and customers. Buyer will not, in whole or in part, now or at any time, disclose such information.

5. CONTENTS OF ORDERS

a. All orders for Seller's product shall be taken on printed forms furnished by Seller, and all such orders shall be sent to Seller immediately after being signed by purchasers.

6. ACCEPTANCE OF ORDERS BY SELLER

Orders taken by Buyer shall not be binding until accepted by Seller. Seller reserves the right to reject any order when, in the judgment of Seller, the product ordered may not be suitable to the business of the customer.

7. BUYER'S EXPENSES

All expenses for traveling, entertainment, office, clerical, office and equipment maintenance, and general selling expenses that may be incurred by Buyer in connection with this agreement will be borne wholly by Buyer.

8. COMPLIANCE WITH LAWS

 Buyer agrees, for the benefit of Buyer's employees, to comply in all respects with the workers' compensation laws of any state or states of which Buyer's territory may be a part, and to pay the premiums and other costs and expenses incident to such coverage.

9. MODIFICATION AND TERMINATION

This agreement covers all agreements between Buyer and Seller relating to the Buyer for the handling of Seller's product.

10. GOVERNING LAW

The enforcement and interpretation of this agreement shall be governed by the laws of NV, USA

The parties have executed this agreement the day and year first above written.

Remark: 1. Payment term: 30% T/T in advance + 70% balance after shipment or irrevocable L/C at sight; 2. Valid time: 30 days; 3. Mini. Qty.: 1*40' HQ.

A copy of the Contract is filed as Exhibit 10 to our Registration Statement on Form S-1 (as amended).

Offices

Our business office is located at 242 Dolenjska cesta, Ljubljana, Slovenia, 1000. Our phone number is (702)793-2212.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than our sole officer, Jure Perko.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to same industry and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Patents, Trademarks and Copyrights

We do not own, either legally or beneficially, any patents or trademarks. We do not intend at this time to protect our website with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

Research and Development Activities and Costs

We have not incurred any research and development costs to date.

Reports to Stockholders

We are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of these reports from the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC's website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

WE HAVE A LIMITED HISTORY OF OPERATIONS AND ACCORDINGLY THERE IS NO TRACK RECORD THAT WOULD PROVIDE A BASIS FOR ASSESSING OUR ABILITY TO CONDUCT SUCCESSFUL COMMERCIAL ACTIVITIES. WE MAY NOT BE SUCCESSFUL IN CARRYING OUT OUR BUSINESS OBJECTIVES.

We were incorporated on April 1, 2015 and to date, have been involved primarily in organizational activities, closing first sale and purchasing our office building in Slovenia for $6,515. Accordingly we have short track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a development stage company which is engaging in the business of distributing kitchen sinks and kitchen cabinets in the USA. For the period from inception (April 1, 2015) to May 31, 2016, we had a net loss of $3,144. Development stage companies in businesses with low barriers to entry, such as ours, often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our business consulting activities, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

If we experience a shortage of funds we may utilize funds from Jure Perko, our sole officer and director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable for compliance with the Securities and Exchange Commission reporting compliance and operating expenses. However, Mr. Perko has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We may need additional financing. We do not currently have any arrangements for additional financing.

OUR INDEPENDENT AUDITOR HAS ISSUED A GOING CONCERN OPINION; OUR ABILITY TO CONTINUE IS DEPENDENT ON OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND OUR OPERATIONS COULD BE CURTAILED IF WE ARE UNABLE TO OBTAIN REQUIRED ADDITIONAL FUNDING WHEN NEEDED.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period April 1, 2015 (date of inception) through May 31, 2016 we had a net loss of $3,144. As of May 31, 2016, the Company has not emerged from the development stage. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon our ability to begin operations and to achieve a level of profitability..

WE HAVE LIMITED BUSINESS, SALES AND MARKETING EXPERIENCE IN OUR INDUSTRY.

We currently have one customer and have generated limited revenues. While we have plans for marketing our business, there can be no assurance that such efforts will be successful. Mr. Perko has been working as the business owner at Domov Kabinet Ltd, a company that made and sold different types of cabinet products for homes, however he has no experience in international distribution and marketing of cabinet products. There can be no assurance that our proposed business will gain wide acceptance in its target market or that we will be able to effectively market our product. Additionally, we are a newly-formed, development stage company with short prior experience in our industry. We are entirely dependent on the services of our sole officer and director, Jure Perko, to build our customer base. Our company has no prior experience upon which it can rely in order to garner its first prospective customers to buy our kitchen sinks and kitchen cabinets. Prospective customers will be less likely to buy our product than a competitor's because we have no prior experience in our industry.

IF WE DO NOT ATTRACT CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

We have identified and engaged our first customers but we cannot guarantee we will have other customers. Even if we obtain other customers, there is no guarantee that we will increase our current profit. If we cannot generate an increase in profit, we will have to suspend or cease operations. You are likely to lose your entire investment if we cannot sell our kitchen sinks and kitchen cabinets at prices which generate a profit.

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS.

Many competitors with same products are significantly larger and have substantially greater financial, marketing and other resources and have achieved public recognition for their services. Competition by existing and future competitors could result in an inability to secure adequate consumer relationships sufficient enough to support Company endeavors. We cannot be assured that we will be able to compete successfully against present or future competitors or that the competitive pressure we may face will not force us to cease our operations.

Also, there are many various sized same companies in our line of business. Some of these competitors have established businesses with a substantial number of venues and valuable contacts. We will attempt to compete against these groups by offering unique products. We cannot assure you that such a business plan will be successful, or that competitors will not copy our business strategy.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, OUR MARKETING CAMPAIGN MAY NOT BE ENOUGH TO ATTRACT SUFFICIENT CLIENTS TO OPERATE PROFITABLY. IF WE DO NOT INCREASE OUR PROFIT, WE WILL SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

CURRENT MANAGEMENT'S LACK OF EXPERIENCE IN AND WITH MARKETING AND SELLING KITCHEN SINKS AND KITCHEN CABINETS MEANS THAT IT IS DIFFICULT TO ASSESS, OR MAKE JUDGMENTS ABOUT, OUR POTENTIAL SUCCESS.

Jure Perko, our sole officer and director has no prior experience with US customers to distribute kitchen sinks and kitchen cabinets. With no direct training in the US market with marketing and sales, our sole officer and director may not be fully aware of many of the specific requirements related to marketing and selling kitchen sinks and kitchen cabinets. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our sole officer and director's future possible mistakes, lack of sophistication, judgment or experience in marketing and sales.

SINCE A MAJORITY OF OUR SHARES OF COMMON STOCK ARE OWNED BY OUR SOLE OFFICER AND DIRECTOR, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY, AND AS SUCH, OUR SOLE OFFICER AND DIRECTOR MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE.

As of May 31, 2016, Jure Perko, our sole officer and director beneficially owned 100% of our issued and outstanding shares of common stock. The interests of Mr. Perko may not be, at all times, the same as that of our other shareholders. Mr. Perko is not simply a passive investor but is also an executive officer of the Company, and as such his interests as an executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our sole officer and director exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer and as member of the Company's board of directors. Also, our sole officer and director will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

BECAUSE OUR SOLE OFFICER AND DIRECTOR WILL ONLY BE DEVOTING LIMITED TIME TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF OPERATIONS. THIS ACTIVITY COULD PREVENT US FROM ATTRACTING ENOUGH CUSTOMERS AND RESULT IN A LACK OF REVENUES WHICH MAY CAUSE US TO CEASE OPERATIONS.

Jure Perko, our sole officer and director will only be devoting limited time to our operations. He will be devoting approximately 20 hours a week to our operations. Because our sole office and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

IT WILL BE EXTREMELY DIFFICULT TO ACQUIRE JURISDICTION AND ENFORCE LIABILITIES AGAINST OUR SOLE OFFICER AND DIRECTOR AND ASSETS OUTSIDE THE UNITED STATES.

Substantially all of our assets, including our office building which we purchased on April 27, 2015, are currently located outside of the United States. Additionally, our sole officer and director resides outside of the United States, in Slovenia. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our sole officer and director or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our sole officer and director under Federal securities laws. Moreover, we have been advised that Slovenia does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

OUR SOLE OFFICER AND DIRECTOR HAS NO EXPERIENCE MANAGING A PUBLIC COMPANY WHICH IS REQUIRED TO ESTABLISH AND MAINTAIN DISCLOSURE CONTROL AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING.

We have never operated as a public company. Jure Perko, our sole officer and director has no experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. Mr. Perko has never been a promoter, controlling interest holder or had any direct or indirect relationship with any companies that have filed registration statements with the U.S. Securities and Exchange Commission. We plan to comply with all of the various rules and regulations, which are required for a public company that is reporting company with the Securities and Exchange Commission. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

AS AN "EMERGING GROWTH COMPANY" UNDER THE JOBS ACT, WE ARE PERMITTED TO RELY ON EXEMPTIONS FROM CERTAIN DISCLOSURE REQUIREMENTS.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	provide an auditor attestation with respect to management's report on the effectiveness of our internal controls over financial reporting;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency"; and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $6,028 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

THE TRADING IN OUR SHARES WILL BE REGULATED BY THE SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLIHED THE DEFINITION OF A "PENNY STOCK."

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $2,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase, if at all.

DUE TO THE LACK OF A TRADING MARKET FOR OUR SECURITIES, YOU MAY HAVE DIFFICULTY SELLING ANY SHARES YOU PURCHASE.

We are not registered on any market or public stock exchange. There is presently no demand for our common stock and no public market exists for our shares. We contacted a market maker and applied to have the shares quoted on the Over-the-Counter Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. If we are not able to pay the expenses associated with our reporting obligations we will not be able to apply for quotation on the OTC Bulletin Board. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We are required to file annual, quarterly and current reports, or other information with the SEC as provided by the Securities Exchange Act. We contacted a market maker and applied to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

WE MAY BE EXPOSED TO POTENTIAL RISKS AND SIGNIFICANT EXPENSES RESULTING FROM THE REQUIREMENTS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. If our business develops and grows, our current design for internal control over financial reporting will not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. However, as an "emerging growth company," as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Item 2. Properties

In April 2015 the Company purchased for $6,515 a small office located at 242 Dolenjska cesta, Ljubljana, Slovenia, 10001. The Company utilizes the space as a primary office. The price of the building was $4,000 and the land was valued at $2,515.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Securities

There has been no market for our securities and a public market may never develop, or, if any market does develop, it may not be sustained. Our common stock is not traded on any exchange or on the over-the-counter market. We have contacted a market maker who has filed an application with the Financial Industry Regulatory Authority ("FINRA") for our common stock to be eligible for trading on the Over-the-Counter Bulletin Board. To be eligible for quotation, issuers must remain current in their quarterly and annual filings with the SEC. If we are not able to pay the expenses associated with our reporting obligations we will not be able to continue the quotation on the OTC Bulletin Board. There can be no assurance that our common stock will ever be quoted on a stock exchange or a quotation service or that any market for our stock will develop.

Holders of our Common Stock

As of May 31, 2016, there was 1 registered stockholder, holding 4,000,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On May 11, 2015, we issued a total of 4,000,000 shares of restricted common stock to Jure Perko in consideration of $4,000.

As of May 31, 2016, the Company had 4,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

•	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language,type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Section 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

We are still in our development stage and have generated $144,504 in revenues to date.

We generated $75,978 in revenue for the year ended May 31, 2016. We incurred $63,752 in cost of goods sold and incurred $11,216 in general and administrative expenses for the same period. Advertising expense was $12,511. We generated a net loss of $11,501 for the year ended May 31, 2016.

In comparison, we generated $30,322 in revenue for the year ended May 31, 2015. We incurred $19,722 in cost of goods sold and incurred $154 in general and administrative expenses for the same period. We generated a net profit of $8,357 for the year ended May 31, 2015.

Cash Flows from Operating Activities

For the fiscal year ended May 31, 2016, net cash flows used in operating activities was $(7,809) compared to $10,446 for May 31, 2015 .

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the fiscal year ended May 31, 2016 compare to cash used in the amount of $6,515 as of May 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended May 31, 2016, there was no net cash from financing activities. For the fiscal year ended May 31, 2015, net cash provided by financing activities was $4,100 consisting of $4,000 of proceeds from the sale of shares of our common stock to our director and $100 by way of a loan from our director.

Liquidity and Capital Resources

We had $223 in cash at May 31, 2016, and there were outstanding liabilities of $40,394. Total assets were $41,250. For the period from inception to May 31, 2015 we had cash of 8,031, total outstanding liabilities of $2,189 and total assets were $14,546. The officer/director of the company has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we generate adequate revenue, but he has no legal obligation to do so.

Plan of Operation

We have commenced limited operations in the business of selling kitchen sinks and kitchen cabinets in the USA. We have generated some revenue and our principal business activities to date consist of creating a business plan, signing Sales Agreements with AQUACUBIC SANITARY WARE CO. LTD, Foshan Mingdeng Kitchen Cabinet Co., Ltd, Foshan Opaly Composite Materials Co., Ltd, FOSHAN SANI SANITARY WARE CO., LTD, Hangzhou Relux House Furnishing Co., Ltd, OPPEIN Home Group Inc, dated April 3-7, 2015. Our current cash balance will not be sufficient to fund our operations for the next 12 months, we will need to generate revenues from operations. Subsequent to our year end we were able to we sell approximately half of the securities offered for sale by the Company and raise gross proceeds of $43,400, net proceeds $36,400 after registration costs. This will satisfy cash requirements for 12 months and we will not be required to raise additional funds to meet operating expenses, but our growth strategy will be limited. We may also utilize funds from Mr. Perko, our Sole Officer and Director, who has informally agreed to advance funds to allow us to pay for filing fees, professional fees, including fees payable in connection with the filing the necessary reports with the Securities and Exchange Commission and operation expenses. There is no maximum amount of funds that our President has agreed to advance. Mr. Perko, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only generated limited revenues and no substantial revenues are anticipated until we complete our initial business development. Until this time, we do not believe that our operations will be able to grow. There is no assurance we will ever reach that stage.

We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Our specific goal is to sell more kitchen sinks and kitchen cabinets.

Our plan of operations following the completion is as follows:

Office Establishment (Time Frame: 1st-2nd month, Cost $2,000)

We plan to set up our office in the building which we purchased in Slovenia and acquire the necessary office equipment to expend operations. We need a computer with Windows 7 or Windows 8 operation system, and a connection to the Internet. Our sole officer and director, Jure Perko will take care of our initial administrative duties. We believe that it will cost at least $2,000 to set up office and obtain the necessary office equipment and stationery to continue operations.

Negotiate and conclude agreements with property owners (Time Frame: 3rd-5th months, Material Costs: $6,000)

During this period, we intend to begin negotiations with property owners and managers in view of securing leasing agreements for the use of their premises for the office in the US. Our goal during this stage will be to enter into leasing agreement for the US based office(s). We have not executed any Lease Agreements. Search for new potential customers for our products and negotiating agreements with the owner for US based office space are ongoing matters that will continue during the life of our operations.

Commence Marketing/Advertising Campaign (Time Frame: 7th-12th months, Cost $16,000)

Initially, marketing will be conducted by our sole officer and director, Jure Perko. In the sinks and cabinets distribution business, various business strategies are used to increase the popularity of the products. We plan to offer free samples of our products which may ignite prospective customers to buy our kitchen sinks and kitchen cabinets (Cost $8,000). Other marketing strategies will involve taking the kitchen sinks and kitchen cabinets products to various events, such as shows, fairs and home builders events. We intend also to design bright stickers and signs and place them at our sample products to draw attention of potential customers. (Cost $8,000)

Estimated Expenses for the Next Twelve Month Period

The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.

Description	Fees

SEC reporting and compliance	$10,000
Establishing an office	$2,000
Secure office lease agreement	$6,000
Purchase samples to give to customers	$8,000
Marketing and advertising	$8,000
Operating Expenses	$2,400
Total	$36,400

The various amounts presented in the table above are for illustrative purposes only and the actual amount of costs may differ significantly.

When our distribution operations are set up completely and revenues are rising, we plan to hire employees who will sell our kitchen sinks and kitchen cabinets, under our own brand. Cost of this is estimated to be $7,000 - $20,000 which will be supported by revenues generated.

Jure Perko, our president will be devoting approximately twenty hours per week to our operations. Once we expand operations, and are able to attract more and more customers to buy our products, Mr. Perko has agreed to commit more time as required. Because Mr. Perko will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations

Item 8. Financial Statements

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Capstone Systems, Inc.

We have audited the accompanying balance sheet of Capstone Systems, Inc. as of May 31, 2016 and 2015 and the related statements of operations, stockholders' deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Capstone Systems, Inc. for the years ended May 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

August 23, 2016

CAPSTONE SYSTEMS INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Audited)

	May 31, 2016	May 31, 2015

ASSETS

CURRENT ASSETS
Cash	$223	$8,031
TOTAL CURRENT ASSETS	223	8,031

OTHER CURRENT ASSETS
Deferred Cost of Goods Sold	$34,801	$-

TOTAL CURRENT ASSETS	$35,024	$8,031

FIXED ASSETS
Slovenia Office Building	$4,000	$4,000
Depreciation	$(289)	-
Slovenia Office Building Land	2,515	2,515
TOTAL FIXED ASSETS	6,226	6,515

TOTAL ASSETS	$41,250	$14,546

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Loan Payable - Related Party	100	100
Unearned Revenue	38,205	-
Income Taxes Payable	2,089	2,089
TOTAL LIABILITIES	$40,394	$2,189

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value; 4,000,000 shares issued and outstanding at May 31, 2016 and May 31, 2015	4,000	4,000
Profit (loss) accumulated during the development stage	(3,144)	8,357

Total Stockholders' Equity	$856	$12,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,250	$14,546

The accompanying notes are an integral part of these financial statements

CAPSTONE SYSTEMS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Audited)

		From Inception
	For the	(April 1, 2015)
	Year Ended	Through
	May 31, 2016	May 31, 2015
REVENUES
Sales:
Sales	$75,978	$30,322
Total Income	75,978	30,322

Cost of Goods Sold:
Purchases	$63,752	$19,722
Total Cost of Goods Sold	63,752	19,722

Gross Profit	12,225	10,600

Operating Expenses:
General and administrative	$11,216	154
Advertising & Promotion	12,511	$-
Total Expenses	23,727	154

Income Before Income Tax	$(11,501)	$10,446

Provision for Income Tax	$-	$2,089

Net Income or (Loss) for the year	(11,501)	8,357

Net gain (loss) per share:
Basic and diluted	$(0.0029)	$0.0064

Weighted average number of shares outstanding:
Basic and diluted	4,000,000	1,311,475

The accompanying notes are an integral part of these financial statements

CAPSTONE SYSTEMS INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

From Inception April 1, 2015 to May 31, 2016 (Audited)

	Common Stock			Additional		Total
	Number of		Additional	Paid-in	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Capital	Gain (Deficit)	Equity

Balance, April 1, 2015 (Inception)	-	$-	$-	$-	$-	$-

Common Shares issued:
for cash on May 11, 2015	4,000,000	4,000	-	-		4,000

Net income	-	-	-	-	8,357	8,357
Balance, May 31, 2015	4,000,000	$4,000	$-	$-	$8,357	$12,357

Net loss	-	-	-	-	(11,501)	(11,501)
Balance, May 31, 2016	4,000,000	$4,000	$-	$-	$(3,144)	$856

The accompanying notes are an integral part of these financial statements

CAPSTONE SYSTEMS INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Audited)

		From Inception
	For the	(April 1, 2015)
	Year Ended	through
	May 31, 2016	May 31, 2015
Operating activities:
Net Income (Loss)	$(11,501)	$8,357
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Deferred Cost of Goods Sold	$(34,801)	$-
Accounts Payable	-	-
Depreciation	289	-
Unearned Revenue	38,205	-
Provision for Income Tax	-	2,089
Net cash provided by operating activities	(7,809)	10,446

Financing activities:

Proceeds from issuance of common stock	-	4,000
Due to related party	-	100
Net cash provided by financing activities	-	4,100

Investing activities:
Purchase of Building & Land	-	(6,515)
Net cash provided by investing activities	-	(6,515)

Net increase in cash	(7,809)	8,031

Cash, beginning of period	8,031	-

Cash, end of period	$223	$8,031

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	-	-
Interest	-	-

The accompanying notes are an integral part of these financial statements

Capstone Systems Inc.

Notes to the Financial Statements

May 31, 2016

Note 1: Organization and Basis of Presentation

Capstone Systems Inc. (the "Company") is a for profit corporation established under the Corporation Laws of the State of Nevada on April 1, 2015. The address of our business office is 242 Dolenjska cesta, Ljubljana, Slovenia, 1000. We maintain our statutory registered agent's office at 525 Swallow Cove, Boulder City, NV 89005. We plan to expand our business in the wholesale distribution of kitchen cabinets in the USA. The Company is subject to all risks inherent to the establishment of a start-up business enterprise.

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. All transactions including purchases, sales and current financing is in U.S. dollars. The Company's fiscal year-end is May 31st.

The Financial Statements and related disclosures as of May 31, 2016 and 2015 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Unless the context otherwise requires, all references to "Capstone", "Capstone Systems", "we", "us", "our" or the "company" are to Capstone Systems Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2016.

Capstone Systems Inc.

Notes to the Financial Statements

May 31, 2016

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The Company's offices are currently based in Slovenia, but we utilize the U.S. dollar as our functional currency.

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when all the following conditions have been met:

1.	Pervasive evidence of an arrangement exists: an order has been placed and the customer has prepaid for the product;

2.	Delivery has occurred or services have been rendered: the product has been shipped from either the Company or one of our suppliers, the product has been delivered and signed for by the customer as evidenced by the shipping company.

3.	Seller's price to the buyer is fixed or determinable: the price is fixed at the time of the order and the customer has prepaid prior to shipping; and

4.	Collectability is reasonable assured: the customer has prepaid for the product prior to shipping.

Customers are allowed to return the products within 30 days for exchange or refund if defects in manufacturing are identified. Prior to the expiration of the 30 day exchange or refund period the cash received is recorded as unrecognized revenue.

Deferred revenue and deferred cost of goods sold result from transactions where the Company has accepted prepayment for the product but all revenue recognition criteria have not yet been met, such as shipped product from the supplier has not arrived at the client for delivery. Deferred cost of goods sold related to deferred product revenues includes direct product costs. Once all revenue recognition criteria have been met, the deferred revenues and associated cost of goods sold are recognized.

Capstone Systems Inc.

Notes to the Financial Statements

May 31, 2016

Advertising

The Company expenses its advertising when incurred. The Company incurred $12,511 in advertising expense during the year ended May 31, 2016.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements. During this review the Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

On June 10, 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of fiscal year ended May 31, 2015.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of May 31, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception to May 31, 2016, the Company had a net profit (loss) of $(3,144). The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Capstone Systems Inc.

Notes to the Financial Statements

May 31, 2016

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Note 4: Debt

In April 2015 the Director and President of the Company made the initial deposit to the Company's bank account in the amount $100 which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

Note 5: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On May 11, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00. As of May 31, 2016 there were no outstanding stock options or warrants.

Note 6. Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Capstone Systems Inc.

Notes to the Financial Statements

May 31, 2016

Our effective tax rate for fiscal year 2016 will be 35%, which we expect to be fairly consistent in the near term. Our tax rate may also be affected by discrete items that may occur in any given year, but are not consistent from year to year. Income taxes are calculated and accrued for U.S. taxes only. We are not required to pay corporate taxes in Slovenia until our 3rd year in business.

The Company accrued $2,089 in Income Taxes Payable for the year ended May 31, 2015. An income tax return was filed that erroneously stated the Company had no liability and no payment was made. The Company will file a return for the year ended May 31, 2016 which will report losses of $11,501, which will offset the gain of $8,357 in 2015. We will file a revised tax return for 2015 at the same time we file the 2016 tax return.

Note 7: Fixed Assets

In April 2015 the Company purchased for $6,515 a small office located at 242 Dolenjska cesta, Ljubljana, Slovenia, 10001. The Company will utilize the space as a primary office. The price of the building was $4,000 and the land was $2,515.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Buildings – 15 years

Office Equipment – 7 years

As of May 31, 2016 the Company recorded $289 in depreciation expense for the building.

Note 8: Related Party Transactions

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving the Company's director. The nature and details of the transaction are described in Note 4 and Note 5.

Note 9: Concentration Risk

We currently have only one customer and have ordered from only one vendor. As we grow we expect to increase the number of customers and vendors we have, however; at this time there is a risk to the company if we lose either our customer or vendor.

Note 10: Subsequent Events

During June 2016 the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

The Company has evaluated events subsequent through the date these financial statements have been issued, August 23, 2016, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no subsequent events occurred, other than that noted above, that require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Item 9B. Other Information

During the month of June 2016, we sold a total of 1,085,000 shares of common stock, pursuant to our Registration Statement on Form S-1. The shares were sold to 31 independent shareholders resulting in a total of $43,400 in proceeds to the Company.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company's Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Jure Perko 242 Dolenjska cesta, Ljubljana, Slovenia, 1000	28	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Jure Perko has acted as our President, Treasurer, Secretary and Director since our incorporation on April 1, 2015 . Mr. Perko owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Perko was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Mr. Perko graduated from University of Ljubljana in 2011. Since 2011 he has been working as business owner at Domov Kabinet Ltd, a company that made and sold different types of cabinet products for homes. Mr. Perko intends to devote 20 hours a week of his time to planning and organizing activities of Capstone Systems Inc.

During the past ten years, Mr. Perko has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Perko was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Perko's involvement in any type of business, securities or banking activities.

4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Jure Perko, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his, family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

Committees of the Board Of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our director who also serves as the sole officer of the Company. Thus, there is an inherent conflict of interest.

Significant Employees

We have no employees. Our sole officer and director currently devotes approximately 20 hours per week to Company matters.

Stockholder Communications with the Board of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended May 31, 2015 and May 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)

Jure Perko, President,	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Treasurer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Perko currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of the year ended May 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jure Perko	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 31, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Jure Perko 242 Dolenjska cesta, Ljubljana, Slovenia, 1000	4,000,000 shares of common stock (direct)	100%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of May 31, 2016, there were 4,000,000 shares of our common stock issued and outstanding.

Future sales by existing stockholders

A total of 4,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in our recent offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There is one holder of record for our common stock. The record holder is our sole officer and director who owns 4,000,000 restricted shares of our common stock.

Item 13. Certain Relationships and Related Transactions

Jure Perko is our officer, director, control person and promoter and he received no compensation for the placement of our recent offering.

On May 11, 2015, we issued a total of 4,000,000 shares of restricted common stock to Jure Perko in consideration of $4,000. Further, Mr. Perko has advanced funds to us. As of May 31, 2016, Mr. Perko has advanced $100 to us. There is no due date for the repayment of the funds advanced by Mr. Perko. Mr. Perko will be repaid from revenues of operations when we generate revenues to pay the obligation. The obligation to Mr. Perko does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Perko or the repayment of the funds to Mr. Perko. The entire transaction was oral.

Item 14. Principal Accounting Fees and Services

The total fees charged to the company for audit services, including quarterly reviews, were $3,000, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended May 31, 2016.

The total fees charged to the company for audit services, including quarterly reviews, were $2,000, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended May 31, 2015.

PART IV

Item 15. Exhibits

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31	Sec. 302 Certification of CEO & CFO
32	Sec. 906 Certification of CEO & CFO
101	Interactive data files pursuant to Rule 405 of Regulation S-T

___________

* Included in our filing on Form S-1 under Commission File Number 333-207100.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 6, 2016.

CAPSTONE SYSTEMS INC.

By:	/s/ Jure Perko
Name:	Jure Perko
Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this annual report was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jure Perko	President, Treasurer, Secretary and Director	September 6, 2016
Jure Perko	(Principal Executive, Financial and Accounting Officer)

