Form 10-Q
period 2016-08-31
Capstone Systems Inc
filed 2016-09-28
CIK 1651577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2016

Commission file number 333-207100

CAPSTONE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

242 Dolenjska cesta, Ljubljana, Slovenia, 1000

(Address of principal executive offices, including zip code)

(725) 333-4110

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,085,000 shares as of September 23, 2016

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE SYSTEMS INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	August 31, 2016	May 31, 2016
	(Unaudited)	(Audited

ASSETS

CURRENT ASSETS
Cash	$462	$223
TOTAL CURRENT ASSETS	462	223

OTHER CURRENT ASSETS
Deferred Cost of Goods Sold	$30,173	$34,801

TOTAL CURRENT ASSETS	$30,634	$35,024

FIXED ASSETS
Slovenia Office Building	$4,000	$4,000
Depreciation	$(356)	$(289)
Slovenia Office Building Land	2,515	2,515
TOTAL FIXED ASSETS	6,159	6,226
TOTAL ASSETS	$36,794	$41,250

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Loan Payable - Related Party	100	100
Unearned Revenue	32,970	38,205
Income Taxes Payable	2,089	2,089

TOTAL LIABILITIES	$35,159	$40,394

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,085,000 and 4,000,000 shares issued and outstanding at August 31, 2016 and May 31, 2016	5,085	4,000
Additional Paid in Capital	42,315	-
Profit (loss) accumulated during the development stage	(45,766)	(3,144)
Total Stockholders' Equity	$1,634	$856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,794	$41,250

The accompanying notes are an integral part of these financial statements

CAPSTONE SYSTEMS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	August 31, 2016	August 31, 2015

REVENUES
Sales:
Sales	$38,205	$-
Total Income	38,205	-

Cost of Goods Sold:
Purchases	$34,801	$-
Total Cost of Goods Sold	34,801	-

Gross Profit	3,404	-

Operating Expenses:
General and administrative	$2,597	$2,639
Advertising & Promotion	-	-
Product Development	43,429	-
Total Expenses	46,026	2,639

Income Before Income Tax	$(42,622)	$(2,639)
Provision for Income Tax	$-	$-

Net Income or (Loss) for the year	(42,622)	(2,639)

Net gain (loss) per share:
Basic and diluted	$(0.0107)	$(0.0007)

Weighted average number of shares outstanding:
Basic and diluted	4,680,323	4,000,000

The accompanying notes are an integral part of these financial statements

CAPSTONE SYSTEMS INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	August 31, 2016	August 31, 2015

Operating activities:
Net Income (Loss)	$(42,622)	$(2,639)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Deferred Cost of Goods Sold	$4,628	$(25,012)
Accounts Payable	-	0
Depreciation	67	89
Unearned Revenue	(5,234)	30,110
Provision for Income Tax	-	-
Net cash provided by operating activities	(43,161)	2,548

Financing activities:
Proceeds from issuance of common stock	43,400	-
Due to related party	-	-
Net cash provided by financing activities	43,400	-

Investing activities:
Purchase of Building & Land	-	-
Net cash provided by investing activities	-	-
Net increase in cash	239	2,548
Cash, beginning of period	223	8,031
Cash, end of period	$462	$10,579

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Capstone Systems Inc.

Notes to the Financial Statements

August 31, 2016

Note 1: Organization and Basis of Presentation

Capstone Systems Inc. (the “Company”) is a for profit corporation established under the Corporation Laws of the State of Nevada on April 1, 2015. The address of our business office is 242 Dolenjska cesta, Ljubljana, Slovenia, 1000. We maintain our statutory registered agent's office at 525 Swallow Cove, Boulder City, NV 89005. We plan to expand our business in the wholesale distribution of kitchen cabinets in the USA. The Company is subject to all risks inherent to the establishment of a start-up business enterprise.

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. All transactions including purchases, sales and current financing is in U.S. dollars. The Company’s fiscal year-end is May 31st.

The Financial Statements and related disclosures as of August 31, 2016 and 2015 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Financial Statements and related disclosures as of May 31, 2016 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Capstone”, “Capstone Systems”, “we”, “us”, “our” or the “company” are to Capstone Systems Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

Condensed Financial Statements

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements as filed in the most recent Form 10-K. The results of operations for the period ended August 31, 2016 are not necessarily indicative of the operating results for the full year.

Capstone Systems Inc.

Notes to the Financial Statements

August 31, 2016

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Capstone Systems Inc.

Notes to the Financial Statements

August 31, 2016

Revenue Recognition

The Company’s offices are currently based in Slovenia, but we utilize the U.S. dollar as our functional currency.

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when all the following conditions have been met:

1.	Pervasive evidence of an arrangement exists: an order has been placed and the customer has prepaid for the product;

2.	Delivery has occurred or services have been rendered: the product has been shipped from either the Company or one of our suppliers; the product has been delivered and signed for by the customer as evidenced by the shipping company.

3.	Seller’s price to the buyer is fixed or determinable: the price is fixed at the time of the order and the customer has prepaid prior to shipping; and

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

Advertising

The Company expenses its advertising when incurred. The Company has incurred $12,511 in advertising expense from inception (April 1, 2015).

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements. During this review the Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

Capstone Systems Inc.

Notes to the Financial Statements

August 31, 2016

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of fiscal year ended May 31, 2015.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of August 31, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception to August 31, 2016, the Company had a net profit (loss) of $(45,766). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from a recent offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Note 4: Debt

In April 2015 the Director and President of the Company made the initial deposit to the Company’s bank account in the amount $100 which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

Capstone Systems Inc.

Notes to the Financial Statements

August 31, 2016

Note 5: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On May 11, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.

During June 2016 the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

As of August 31, 2016 there were no outstanding stock options or warrants.

Note 6. Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

Capstone Systems Inc.

Notes to the Financial Statements

August 31, 2016

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

During the three months ended August 31, 2016 the Company recorded $67 in depreciation expense for the building.

Note 8: Related Party Transactions

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving the Company’s director. The nature and details of the transaction are described in Note 4 and Note 5.

Note 9: Concentration Risk

We currently have only one customer and have ordered from only one vendor. As we grow we expect to increase the number of customers and vendors we have, however; at this time there is a risk to the company if we lose either our customer or vendor.

Note 10: Research and Development

All expenses related to our brand are recorded as Research and Development expenses in accordance with GAAP and are expensed as incurred. During the three months ended August 31, 2016 we recorded $43,429 in R&D expense for the design, CAD and prototype development of our private brand samples of kitchen and vanity cabinets.

Note 11: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued, September 16, 2016, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no subsequent events occurred, other than that noted above, that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

General

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", “Capstone" and “Capstone Systems” mean Capstone Systems Inc., unless the context clearly requires otherwise.

Results of Operations

We are still in our development stage and have generated $144,504 in revenues to date.

We generated $38,205 in revenue for the three months ended August 31, 2016. We incurred $34,801 in cost of goods sold and incurred $2,597 in general and administrative expenses for the same period. Research and development expense was $43,429. We generated a net loss of $42,622 for the three months ended August 31, 2016.

In comparison, we generated no revenue for the three months ended August 31, 2015. We incurred $2,639 in general and administrative expenses for the same period, resulting in a net loss of $2,639 for the three months ended August 31, 2015.

Cash Flows from Operating Activities

For the three months ended August 31, 2016, net cash flows used in operating activities was $(43,161) compared to $2,548 for August 31, 2015.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the three months ended May 31, 2016 and May 31, 2015.

Cash Flows from Financing Activities

We generated cash from investing activities of $43,400 for the three months ended August 31, 2016 compared to $0 as of August 31, 2015.

On May 11, 2015, we issued a total of 4,000,000 shares of restricted common stock to Jure Perko in consideration of $4,000.

During June 2016 the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

As of August 31, 2016, the Company had 5,085,000 shares of common stock issued and outstanding.

Plan of Operation for the next 12 months

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

Our current cash balance will not be sufficient to fund our operations for the next 12 months, we will need to generate revenues from operations. In June 2016 we were able to we sell approximately half of the securities offered for sale by the Company and raise gross proceeds of $43,400, net proceeds $36,400 after registration costs. This will satisfy cash requirements for 12 months and we will not be required to raise additional funds to meet operating expenses, but our growth strategy will be limited. We may also utilize funds from Mr. Perko, our Sole Officer and Director, who has informally agreed to advance funds to allow us to pay for filing fees, professional fees, including fees payable in connection with the filing the necessary reports with the Securities and Exchange Commission and operation expenses. There is no maximum amount of funds that our President has agreed to advance. Mr. Perko, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Our plan of operations is as follows:

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

Jure Perko, our president will be devoting approximately twenty hours per week to our operations. Once we expand operations, and are able to attract more and more customers to buy our products, Mr. Perko has agreed to commit more time as required. Because Mr. Perko will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations

Liquidity and Capital Resources

At August 31, 2016 the Company had $462 in cash, total assets of $36,794 and there were outstanding liabilities of $35,159. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended August 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-207100, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE SYSTEMS INC.

Date: September 23, 2016	By:	/s/ Jure Perko
	Name:	Jure Perko
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jure Perko	President, Treasurer, Secretary and Director	September 23, 2016
Jure Perko	(Principal Executive, Financial and Accounting Officer)

