Form 10-Q
period 2016-11-30
Capstone Systems Inc
filed 2017-01-05
CIK 1651577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,085,000 shares as of December 30, 2016

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30, 2016	May 31, 2016
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$643	$223

TOTAL CURRENT ASSETS	643	223

OTHER CURRENT ASSETS
Deferred Cost of Goods Sold	$25,052	$34,801

TOTAL CURRENT ASSETS	$25,695	$35,024

FIXED ASSETS
Slovenia Office Building	$4,000	$4,000
Depreciation	$(422)	(289)
Slovenia Office Building Land	2,515	2,515

TOTAL FIXED ASSETS	6,093	6,226

TOTAL ASSETS	$31,788	$41,250

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Loan Payable - Related Party	100	100
Unearned Revenue	42,713	38,205
Income Taxes Payable	2,089	2,089

TOTAL LIABILITIES	$44,902	$40,394

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
5,085,000 and 4,000,000 shares issued and outstanding at
November 30, 2016 and May 31, 2016	5,085	4,000
Additional Paid in Capital	42,315
Profit (loss) accumulated during the development stage	(60,514)	(3,144)
Total Stockholders' Equity	$(13,114)	$856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,788	$41,250

The accompanying notes are an integral part of these financial statements

CAPSTONE SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
REVENUES
Sales:
Sales	$32,970	$30,110	$71,175	$30,110
Total Income	32,970	30,110	71,175	30,110

Cost of Goods Sold:
Purchases	$30,173	$25,012	$64,973	$25,012
Total Cost of Goods Sold	30,173	25,012	64,973	25,012

Gross Profit	2,798	5,097	6,201	5,097

Operating Expenses:
General and administrative	$17,546	$2,804	$20,142	$5,443
Advertising & Promotion	-	12,511	-	12,511
Product Development	-	-	43,429	-

Total Expenses	17,546	15,314	63,571	17,953

Income Before Income Tax	$(14,748)	$(10,217)	$(57,370)	$(12,856)

Provision for Income Tax	$-	$-	$-	$-

Net Income or (Loss) for the year	(14,748)	(10,217)	(57,370)	(12,856)

Net gain (loss) per share:
Basic and diluted	$(0.0029)	$(0.0026)	$(0.0113)	$(0.0032)

Weighted average number of shares outstanding:
Basic and diluted	5,085,000	4,000,000	5,085,000	4,000,000

The accompanying notes are an integral part of these financial statements

CAPSTONE SYSTEMS INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	November 30, 2016	November 30, 2015

Operating activities:
Net Income (Loss)	$(57,370)	$(12,856)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Deferred Cost of Goods Sold	$9,749	$(24,086)
Accounts Payable	-	0
Depreciation	133	156
Unearned Revenue	4,508	30,056
Provision for Income Tax	-	-
Net cash provided by operating activities	(42,980)	(6,730)

Financing activities:
Proceeds from issuance of common stock	43,400	-
Due to related party	-	-
Net cash provided by financing activities	43,400	-

Investing activities:
Purchase of Building & Land	-	-
Net cash provided by investing activities	-	-
Net increase in cash	420	(6,730)
Cash, beginning of period	223	8,031
Cash, end of period	$643	$1,301

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Capstone Systems Inc.

Notes to the Financial Statements

November 30, 2016

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

The Financial Statements and related disclosures as of November 30, 2016 and 2015 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Financial Statements and related disclosures as of May 31, 2016 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Capstone”, “Capstone Systems”, “we”, “us”, “our” or the “company” are to Capstone Systems Inc.

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

Condensed Financial Statements

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements as filed in the most recent Form 10-K. The results of operations for the period ended November 30, 2016 are not necessarily indicative of the operating results for the full year.

Capstone Systems Inc.

Notes to the Financial Statements

November 30, 2016

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2016.

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

November 30, 2016

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

November 30, 2016

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of November 30, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception to November 30, 2016, the Company had a net profit (loss) of $(60,514). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

November 30, 2016

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

As of November 30, 2016 there were no outstanding stock options or warrants.

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

November 30, 2016

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

During the three months ended November 30, 2016 the Company recorded $67 in depreciation expense for the building.

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

Note 11: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued, December 30, 2016, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no subsequent events occurred, other than that noted above, that require recognition or disclosure in the financial statements.

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

Results of Operations

We are still in our development stage and have generated $177,474 in revenues to date.

Three months ended November 30, 2016 and 2016

We generated $32,970 in revenue for the three months ended November 30, 2016. We incurred $30,173 in cost of goods sold and incurred $17,546 in general and administrative expenses for the same period. We generated a net loss of $14,748 for the three months ended November 30, 2016.

In comparison, we generated $30,110 in revenue for the three months ended November 30, 2015. We incurred $25,012 in cost of goods sold and incurred $2,804 in general and administrative expenses and $12,511 in advertising and promotion for the same period, resulting in a net loss of $10,217 for the three months ended November 30, 2015.

Six months ended November 30, 2016 and 2016

We generated $71,175 in revenue for the six months ended November 30, 2016. We incurred $64,973 in cost of goods sold and incurred $20,142 in general and administrative expenses and $43,429 in product development for the same period. We generated a net loss of $57,370 for the six months ended November 30, 2016.

In comparison, we generated $30,110 in revenue for the six months ended November 30, 2015. We incurred $25,012 in cost of goods sold, $5,443 in general and administrative expenses and $12,511 in advertising and promotion for the same period, resulting in a net loss of $12,856 for the six months ended November 30, 2015.

Cash Flows from Operating Activities

For the six months ended November 30, 2016, net cash flows used in operating activities was $(42,980) compared to $6,730 for November 30, 2015.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the six months ended November 30, 2016 and November 30, 2015.

Cash Flows from Financing Activities

We generated cash from investing activities of $43,400 for the six months ended November 30, 2016 compared to $0 as of November 30, 2015.

On May 11, 2015, we issued a total of 4,000,000 shares of restricted common stock to Jure Perko in consideration of $4,000.

During June 2016 the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

As of November 30, 2016, the Company had 5,085,000 shares of common stock issued and outstanding.

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

At November 30, 2016 the Company had $643 in cash, total assets of $31,788 and there were outstanding liabilities of $44,902. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended November 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

CAPSTONE SYSTEMS INC.

Date: December 30, 2016	By:	/s/ Jure Perko
	Name:	Jure Perko
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jure Perko	President, Treasurer, Secretary and Director	December 30, 2016
Jure Perko	(Principal Executive, Financial and Accounting Officer)

