Form 10-Q
period 2017-02-28
Capstone Systems Inc
filed 2017-03-27
CIK 1651577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,085,000 shares as of March 22, 2017

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28, 2017	May 31, 2016
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$301	$223

TOTAL CURRENT ASSETS	301	223

OTHER CURRENT ASSETS
Deferred Cost of Goods Sold	$-	$34,801

TOTAL CURRENT ASSETS	$301	$35,024

FIXED ASSETS
Slovenia Office Building	$4,000	$4,000
Depreciation	$(489)	(289)
Slovenia Office Building Land	2,515	2,515

TOTAL FIXED ASSETS	6,026	6,226

TOTAL ASSETS	$6,327	$41,250

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Loan Payable - Related Party	100	100
Unearned Revenue	-	38,205
Income Taxes Payable	2,089	2,089

TOTAL LIABILITIES	$2,189	$40,394

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
5,085,000 and 4,000,000 shares issued and outstanding at
February 28, 2017 and May 31, 2016	5,085	4,000
Additional Paid in Capital	42,315
Profit (loss) accumulated during the development stage	(43,262)	(3,144)

Total Stockholders' Equity	$4,138	$856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,327	$41,250

The accompanying notes are an integral part of these financial statements

CAPSTONE SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
REVENUES
Sales:
Sales	$72,722	$45,868	$143,897	$75,978
Total Income	72,722	45,868	143,897	75,978

Cost of Goods Sold:
Purchases	$53,045	$38,740	$118,018	$63,752
Total Cost of Goods Sold	53,045	38,740	118,018	63,752

Gross Profit	19,677	7,128	25,879	12,225

Operating Expenses:
General and administrative	$2,426	$2,232	$22,568	$7,675
Advertising & Promotion	-	-	-	12,511
Product Development	-	-	43,429	-

Total Expenses	2,426	2,232	65,997	20,185

Income Before Income Tax	$17,251	$4,896	$(40,118)	$(7,960)

Provision for Income Tax	$-	$-	$-	$-

Net Income or (Loss) for the year	17,251	4,896	(40,118)	(7,960)

Net gain (loss) per share:
Basic and diluted	$0.0034	$0.0012	$(0.0079)	$(0.0020)

Weighted average number of shares outstanding:
Basic and diluted	5,085,000	4,000,000	5,085,000	4,000,000

The accompanying notes are an integral part of these financial statements

CAPSTONE SYSTEMS INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	February 28, 2017	February 29, 2016
Operating activities:
Net Income (Loss)	$(40,118)	$(7,960)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Deferred Cost of Goods Sold	$34,801	$-
Accounts Payable	-	-
Depreciation	200	156
Unearned Revenue	(38,205)	-
Provision for Income Tax	-	-
Net cash provided by operating activities	(43,322)	(7,804)

Financing activities:
Proceeds from issuance of common stock	43,400	-
Due to related party	-	-

Net cash provided by financing activities	43,400	-

Investing activities:
Purchase of Building & Land	-	-
Net cash provided by investing activities	-	-
Net increase in cash	78	(7,804)
Cash, beginning of period	223	8,031
Cash, end of period	$301	$227

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes
Interest

The accompanying notes are an integral part of these financial statements

Capstone Systems Inc.

Notes to the Financial Statements

February 28, 2017

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

The Financial Statements and related disclosures as of February 28, 2017 and February 29, 2016 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Financial Statements and related disclosures as of May 31, 2016 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Capstone”, “Capstone Systems”, “we”, “us”, “our” or the “company” are to Capstone Systems Inc.

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

Condensed Financial Statements

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements as filed in the most recent Form 10-K. The results of operations for the period ended February 28, 2017 are not necessarily indicative of the operating results for the full year.

Capstone Systems Inc.

Notes to the Financial Statements

February 28, 2017

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2017.

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

February 28, 2017

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

Advertising

The Company expenses its advertising when incurred. The Company has incurred $12,511 in advertising expense from inception (April 1, 2015). No advertising expense was recorded in the three month and nine month periods ended February 28, 2017.

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

February 28, 2017

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of February 28, 2017, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception to February 28, 2017, the Company had a net profit (loss) of $(43,262). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

February 28, 2017

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

As of February 28, 2017 there were no outstanding stock options or warrants.

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

Our effective tax rate for fiscal year 2017 will be 35%, which we expect to be fairly consistent in the near term. Our tax rate may also be affected by discrete items that may occur in any given year, but are not consistent from year to year. Income taxes are calculated and accrued for U.S. taxes only. We are not required to pay corporate taxes in Slovenia until our 3rd year in business.

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

February 28, 2017

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

During the three months ended February 28, 2017 the Company recorded $67 in depreciation expense for the building.

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

Note 10: Research and Development

All expenses related to our brand are recorded as Research and Development expenses in accordance with GAAP and are expensed as incurred. Since inception that company has recorded $43,429 in R&D expense for the design, CAD and prototype development of our private brand samples of kitchen and vanity cabinets.

Note 11: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued, March 22, 2017, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no subsequent events occurred, other than that noted above, that require recognition or disclosure in the financial statements.

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

Results of Operations

We are still in our development stage and have generated $250,196 in revenues to date.

Three months ended February 28, 2017 and February 29, 2016

We generated $72,722 in revenue for the three months ended February 28, 2017. We incurred $53,045 in cost of goods sold and incurred $2,426 in general and administrative expenses for the same period. We generated a net profit of $17,251 for the three months ended February 28, 2017.

In comparison, we generated $45,868 in revenue for the three months ended February 29, 2016. We incurred $38,740 in cost of goods sold and incurred $2,232 in general and administrative expenses resulting in a net profit of $4,896 for the three months ended February 29, 2016.

Nine months ended February 28, 2017 and February 29, 2016

We generated $143,897 in revenue for the nine months ended February 28, 2017. We incurred $118,018 in cost of goods sold and incurred $22,568 in general and administrative expenses and $43,429 in product development for the same period. We generated a net loss of $40,118 for the nine months ended February 28, 2017.

In comparison, we generated $75,978 in revenue for the nine months ended February 29, 2016. We incurred $63,752 in cost of goods sold, $7,675 in general and administrative expenses and $12,511 in advertising and promotion for the same period, resulting in a net loss of $7,960 for the nine months ended February 29, 2016.

Cash Flows from Operating Activities

For the nine months ended February 28, 2017, net cash flows used in operating activities was $(43,322) compared to $(7,804) for February 29, 2016.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the nine months ended February 28, 2017 and February 29, 2016.

Cash Flows from Financing Activities

We generated cash from investing activities of $43,400 for the nine months ended February 28, 2017 compared to $0 as of February 29, 2016.

On May 11, 2015, we issued a total of 4,000,000 shares of restricted common stock to Jure Perko in consideration of $4,000.

During June 2016 the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

As of February 28, 2017, the Company had 5,085,000 shares of common stock issued and outstanding.

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

At February 28, 2017 the Company had $301 in cash, total assets of $6,327 and there were outstanding liabilities of $2,189. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended February 28, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Signature	Title	Date

/s/ Jure Perko	President, Treasurer, Secretary and Director	March 22, 2017
Jure Perko	(Principal Executive, Financial and Accounting Officer)

