Form 10-K
period 2017-05-31
Capstone Systems Inc
filed 2017-09-13
CIK 1651577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 29, 2017, the registrant had 5,085,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 29, 2017.

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

Our cash balance is $4,294 as of May 31, 2017. We believe our cash balance is not sufficient to fund our operations for the next twelve months. In addition to revenues, we may utilize funds from Jure Perko, our Chairman and President, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees. As of May 31, 2017, Mr. Perko had advanced $100 to us. Mr. Perko, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Being a development stage company, we have a very limited operating history. After twelve months period we may need additional financing. We do not currently have any arrangements for additional financing. Our principal executive offices are located at 242 Dolenjska cesta, Ljubljana, Slovenia, 1000. Our phone number is (702)793-2212.

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

We were incorporated on April 1, 2015 and to date, have been involved primarily in organizational activities, closing first sale and purchasing our office building in Slovenia for $6,515. Accordingly we have short track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a development stage company which is engaging in the business of distributing kitchen sinks and kitchen cabinets in the USA. For the period from inception (April 1, 2015) to May 31, 2017, we had a net loss of $39,268. Development stage companies in businesses with low barriers to entry, such as ours, often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our business consulting activities, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period April 1, 2015 (date of inception) through May 31, 2017 we had a net loss of $39,268. As of May 31, 2017, the Company has not emerged from the development stage. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon our ability to begin operations and to achieve a level of profitability.

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

As of May 31, 2017, Jure Perko, our sole officer and director beneficially owned 79% of our issued and outstanding shares of common stock. The interests of Mr. Perko may not be, at all times, the same as that of our other shareholders. Mr. Perko is not simply a passive investor but is also an executive officer of the Company, and as such his interests as an executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our sole officer and director exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer and as member of the Company's board of directors. Also, our sole officer and director will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

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

THE TRADING IN OUR SHARES IS REGULATED BY THE SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLIHED THE DEFINITION OF A "PENNY STOCK."

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $2,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase, if at all.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We are required to file annual, quarterly and current reports, or other information with the SEC as provided by the Securities Exchange Act. Our shares are quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Securities

Our shares are quoted on the over-the-counter market, however to date there has been no active trading. In order for our common stock to continue to be eligible for trading on the Over-the-Counter Bulletin Board we must remain current in our quarterly and annual filings with the SEC. If we are not able to pay the expenses associated with our reporting obligations we will not be able to continue the quotation on the OTC Bulletin Board. There can be no assurance that any market for our stock will develop.

Holders of our Common Stock

As of May 31, 2017, there were 32 registered stockholders, holding 5,085,000 shares of our issued and outstanding common stock.

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

During May 2016 the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

As of May 31, 2017, the Company had 5,085,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2017.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

We are still in our development stage and have generated $282,278 in revenues to date.

We generated $175,979 and $75,978 in revenue for the years ended May 31, 2017 and 2016, respectively. We incurred $144,728 and $63,752 in cost of goods sold, respectively, and incurred $23,947 and $11,216 in general and administrative expenses for the same periods. Advertising expenses was $12,511 for the year ended May 31, 2016, no advertising expenses were incurred during the year ended May 31, 2017. During the year ended May 31, 2017 we incurred $43,429 in product development costs. We generated net losses of $36,125 and $11,501 for the years ended May 31, 2017 and 2016, respectively.

Cash Flows from Operating Activities

For the fiscal year ended May 31, 2017, net cash flows used in operating activities was $(39,328) compared to $(7,809) for May 31, 2016.

Cash Flows from Investing Activities

For the fiscal year ended May 31, 2017, net cash flows from investing activities was $43,400 compared to $NIL for May 31, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal years ended May 31, 2017 and 2016, there was no net cash from financing activities.

Liquidity and Capital Resources

We had $4,294 in cash at May 31, 2017, and there were outstanding liabilities of $2,189. Total assets were $10,321. For the period from inception to May 31, 2016 we had cash of $223, total outstanding liabilities of $40,394 and total assets were $84,650. The officer/director of the company has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we generate adequate revenue, but he has no legal obligation to do so.

Plan of Operation

We have commenced limited operations in the business of selling kitchen sinks and kitchen cabinets in the USA. We have generated some revenue and our principal business activities to date consist of creating a business plan, signing Sales Agreements with AQUACUBIC SANITARY WARE CO. LTD, Foshan Mingdeng Kitchen Cabinet Co., Ltd, Foshan Opaly Composite Materials Co., Ltd, FOSHAN SANI SANITARY WARE CO., LTD, Hangzhou Relux House Furnishing Co., Ltd, OPPEIN Home Group Inc, dated April 3-7, 2015. Our current cash balance will not be sufficient to fund our operations for the next 12 months; we will need to generate revenues from operations. We may also utilize funds from Mr. Perko, our Sole Officer and Director, who has informally agreed to advance funds to allow us to pay for filing fees, professional fees, including fees payable in connection with the filing the necessary reports with the Securities and Exchange Commission and operation expenses. There is no maximum amount of funds that our President has agreed to advance. Mr. Perko, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

We will not be conducting any further product research or development unless revenues warrant the expense. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Our specific goal is to sell more kitchen sinks and kitchen cabinets.

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

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MAY 31, 2017 AND 2016

CAPSTONE SYSTEMS, INC.

INDEX TO FINANCIAL STATEMENTS

21

JEFFREY T. GROSS LTD.

CERTIFIED PUBLIC ACCOUNTANTS

6215 W. TOUHY AVENUE

CHICAGO, ILLINOIS 60646-1105

(773)792-1575

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Capstone Systems, Inc.

Boulder City, Nevada

We have audited the accompanying balance sheets of Capstone Systems, Inc. (a corporation), as of May 31, 2017 and 2016, and the related statement of operations, changes in stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements for the year ending May 31, 2016. Those statements were audited by other auditors whose report has been furnished to us and our opinion is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit will provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstone Systems, Inc., as of May 31, 2017 and 2016, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jeffrey T. Gross Ltd.

Certified Public Accountants

Chicago, Illinois

September 12, 2017

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

MAY 31, 2017 AND 2016

	2017	2016
ASSETS
CURRENT ASSETS

Cash	$4,295	$223
Deferred Cost of Goods Sold	-	34,801

TOTAL CURRENT ASSETS	4,295	35,024

FIXED ASSETS

Slovenia Office Building	4,000	4,000
Slovenia Office Building Land	2,515	2,515
Accumulated Depreciation	(489)	(289)

TOTAL FIXED ASSETS	6,026	6,226

TOTAL ASSETS	$10,321	$41,250

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Loan Payable – Related Party	$100	$100
Unearned Revenue	-	38,205
Income Taxes Payable	2,089	2,089

TOTAL CURRENT LIABILITIES	$2,189	$40,394

STOCKHOLDERS’ EQUITY

Common stock, ($0.01 par value, 75,000,000 shares authorized; 5,085,000 shares issued and outstanding as of May 31, 2017 and May 31, 2016	$5,085	$5,085

Additional Paid-In Capital	42,315	42,315

Subscriptions Receivable	-	(43,400)

Net profit (loss) accumulated during development stage	(39,268)	(3,144)

TOTAL STOCKHOLDERS’ EQUITY	8,132	856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,321	$41,250

See notes to financial statements.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2017 AND 2016

	2017	2016
REVENUES

Merchandise Sales	$175,979	$75,978

TOTAL REVENUES	$175,979	$75,978

COST OF SALES

Purchases	144,728	63,752

TOTAL COST OF GOODS SOLD	$144,728	$63,752

GROSS PROFIT	$31,251	$12,225

OPERATING EXPENSES:

General and Administrative	$23,947	$11,216
Product Development	43,428	-
Advertising & Promotion	-	12,511

TOTAL OPERATING EXPENSES	$67,375	$23,727

INCOME BEFORE INCOME TAXES	$(36,124)	$(11,501)

INCOME TAX BENEFIT (PROVISION)	-	-

NET INCOME (LOSS)	$(36,124)	$(11,501)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	(0.0071)	(0.0029)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,085,000	4,002,973

See notes to financial statements.

F-3

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2017 AND 2016

	2017	2016

BEGINNING BALANCE	$856	$12,357

COMMON STOCK	-	1,085

ADDITIONAL PAID-IN CAPITAL	-	42,315

SUBSCRIPTION RECEIVABLE	43,400	(43,400)

NET INCOME (LOSS)	(36,124)	(11,501)

ENDING BALANCE	$8,132	$856

See notes to financial statements.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(36,124)	$(11,501)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	200	289
Deferred Cost of Goods Sold	34,801	(34,801)
Unearned Revenue	(38,205)	38,205

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(39,328)	$(7,808)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property	-	-

NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Subscription Receivable	43,400	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,400	-

NET DECREASE IN CASH	$4,072	$(7,808)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	$223	$8,031

CASH AND CASH EQUIVALENTS – ENDING OF PERIOD	$4,295	$223

See notes to financial statements.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017 AND 2016

NOTE 1 – Organization and Basis of Presentation

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

The Financial Statements and related disclosures as of May 31, 2017 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Capstone”, “Capstone Systems”, “we”, “us”, “our” or the “company” are to Capstone Systems Inc.

NOTE 2 – Significant Accounting Policies and Recent Accounting Pronouncements

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2017.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017 AND 2016

NOTE 2 – Significant Accounting Policies and Recent Accounting Pronouncements - continued

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

Advertising

The Company expenses its advertising when incurred. The Company has incurred $12,511 in advertising expense from inception (April 1, 2015). Advertising expenses for the years ended May 31, 2017 and 2016 were $0 and $12,511, respectively.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017 AND 2016

NOTE 2 – Significant Accounting Policies and Recent Accounting Pronouncements – continued

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of May 31, 2017, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception to May 31, 2017, the Company had a net profit (loss) of $(39,268). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management has funded operations from sales and through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017 AND 2016

NOTE 4 – Debt

In April 2015 the Director and President of the Company made the initial deposit to the Company’s bank account in the amount $100 which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 5 – Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On May 11, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.

During May 2016 the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

As of May 31, 2017 there were no outstanding stock options or warrants.

NOTE 6 – Income Taxes

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

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017 AND 2016

NOTE 7 – Fixed Assets

In April 2015 the Company purchased for $6,515 a small office located at 242 Dolenjska cesta, Ljubljana, Slovenia, 10001. The Company utilizes the space as a primary office. The price of the building was $4,000 and the land was $2,515.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Buildings – 15 years

Office Equipment – 7 years

Depreciation expense for the building for the years ended May 31, 2017 and 2016 was $200 and $289, respectively.

NOTE 8 – Related Party Transactions

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving the Company’s director. The nature and details of the transaction are described in Note 4 and Note 5.

NOTE 9 – Concentration Risk

We currently have only one customer and have ordered from only one vendor. As we grow we expect to increase the number of customers and vendors we have, however; at this time there is a risk to the company if we lose either our customer or vendor.

NOTE 10 – Research and Development

All expenses related to our brand are recorded as Research and Development expenses in accordance with GAAP and are expensed as incurred. Since inception that company has recorded $43,428 in R&D expense for the design, CAD and prototype development of our private brand samples of kitchen and vanity cabinets.

NOTE 11 – Restatement of Prior Financial Statement for the Year Ended May 31, 2016 – Explanatory Note

As previously reported in our Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2016, and as further discussed in Note 5 – Capital Stock to our consolidated financial statements contained herein, we determined to restate our assets and equity for the year ended May 31, 2016 for the manner in which we accounted for the sale of our equity securities pursuant to the Registration Statement on Form S-1. The shares were sold and issued in May 2016 but the funds were not received until June, 2016, after our year end. The financial statements for the year ended May 31, 2016 have been restated to include a Subscription Receivable of $43,400, Capital Stock of $5,085 and Additional Paid in Capital of $42,315.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017 AND 2016

NOTE 11 – Restatement of Prior Financial Statement for the Year Ended May 31, 2016 – Explanatory Note –continued

The following table represents the effects of the subsequent and first restated statements as of May 31, 2016.

	Restated May 31, 2016	Original May 31, 2016
	$	$
Common Stock	5,085	4,000
Additional Paid in Capital	42,315	-0-
Subscription Receivable	(43,400)	-0-

The information herein amends and supercedes the information contained in our Annual Report on Form 10-K for the year ended May 31, 2016 and our Quarterly Reports on Form 10-Q for the subsequent periods affected by the restatement to the extent set forth herein. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the restated financial information set forth herein.

NOTE 12 – Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued, September 12, 2017, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no subsequent events occurred, other than that noted above, that require recognition or disclosure in the financial statements.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Jure Perko 242 Dolenjska cesta, Ljubljana, Slovenia, 1000	29	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

24

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended May 31, 2017 and May 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)

Jure Perko, President,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Treasurer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of the year ended May 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jure Perko	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 31, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Jure Perko 242 Dolenjska cesta, Ljubljana, Slovenia, 1000	4,000,000 shares of common stock (direct)	79%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of May 31, 2017, there were 5,085,000 shares of our common stock issued and outstanding.

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

Our stock is quoted on the over-the-counter bulletin board. There has been no active trading of our stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There is 32 holders of record for our common stock.

Item 13. Certain Relationships and Related Transactions

Jure Perko is our officer, director, control person and promoter and he received no compensation for the placement of our recent offering.

On May 11, 2015, we issued a total of 4,000,000 shares of restricted common stock to Jure Perko in consideration of $4,000. Further, Mr. Perko has advanced funds to us. As of May 31, 2017, Mr. Perko has advanced $100 to us. There is no due date for the repayment of the funds advanced by Mr. Perko. Mr. Perko will be repaid from revenues of operations when we generate revenues to pay the obligation. The obligation to Mr. Perko does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Perko or the repayment of the funds to Mr. Perko. The entire transaction was oral.

Item 14. Principal Accounting Fees and Services

The total fees charged to the company for audit services, including quarterly reviews, were $3,000, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended May 31, 2017.

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

___________

* Included in our filing on Form S-1 under Commission File Number 333-207100.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2017.

CAPSTONE SYSTEMS INC.

By:	/s/ Jure Perko
Name:	Jure Perko
Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this annual report was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jure Perko	President, Treasurer, Secretary and Director	September 13, 2017
Jure Perko	(Principal Executive, Financial and Accounting Officer)

