Form 10-Q
period 2017-08-31
Capstone Systems Inc
filed 2017-10-05
CIK 1651577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

Commission file number 333-207100

CAPSTONE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

242 Dolenjska cesta, Ljubljana, Slovenia, 1000

(Address of principal executive offices, including zip code)

(725) 333-4110

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,085,000 shares as of September 12, 2017

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

INDEX TO FINANCIAL STATEMENTS

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	Unaudited	Audited
	AUG 31, 2017	MAY 31, 2017

ASSETS
CURRENT ASSETS

Cash	$2,991	$4,295

TOTAL CURRENT ASSETS	2,991	4,295

FIXED ASSETS

Slovenia Office Building	4,000	4,000
Slovenia Office Building Land	2,515	2,515
Accumulated Depreciation	(622)	(489)

TOTAL FIXED ASSETS	5,893	6,026

TOTAL ASSETS	$8,884	$10,321

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan Payable – Related Party	$100	$100
Income Taxes Payable	2,089	2,089

TOTAL CURRENT LIABILITIES	$2,189	$2,189

STOCKHOLDERS’ EQUITY

Common stock, ($0.01 par value, 75,000,000 shares authorized; 5,085,000 shares issued and outstanding as of August 31, 2017 and May 31, 2017	$5,085	$5,085

Additional Paid-In Capital	42,315	42,315

Net profit (loss) accumulated during development stage	(40,705)	(39,268)

TOTAL STOCKHOLDERS’ EQUITY	6,695	8,132

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,884	$10,321

See notes to financial statements.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

-Unaudited-

	2017	2016
REVENUES

Merchandise Sales	$30,258	$38,205

TOTAL REVENUES	$30,258	$38,205

COST OF SALES

Purchases	29,549	34,801

TOTAL COST OF GOODS SOLD	$29,549	$34,801

GROSS PROFIT	$709	$3,404

OPERATING EXPENSES:

General and Administrative	$2,146	$2,597
Product Development	-	43,429
Advertising & Promotion	-	-

TOTAL OPERATING EXPENSES	$2,146	$46,026

INCOME BEFORE INCOME TAXES	$(1,437)	$(42,622)

INCOME TAX BENEFIT (PROVISION)	-	-

NET INCOME (LOSS)	$(1,437)	$(42,622)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	(0.0003)	(0.0107)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,085,000	4,002,973

See notes to financial statements.

4

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

-Unaudited-

	2017	2016

BEGINNING BALANCE	$8,132	$856

COMMON STOCK	-	1,085

ADDITIONAL PAID-IN CAPITAL	-	42,315

NET INCOME (LOSS)	(1,437)	(42,622)

ENDING BALANCE	$6,695	$1,634

See notes to financial statements.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

-Unaudited-

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(1,437)	$(42,622)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134	67
Deferred Cost of Goods Sold	-	4,628
Unearned Revenue	-	(5,234)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,303)	$(43,161)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property	-	-

NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Subscription Receivable	-	43,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	43,400

NET DECREASE IN CASH	$(1,303)	$239

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	$4,294	$223

CASH AND CASH EQUIVALENTS – ENDING OF PERIOD	$2,991	$462

See notes to financial statements.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

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

The Financial Statements and related disclosures as of August 31, 2017 and 2016 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Financial Statements and related disclosures as of May 31, 2017 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Capstone”, “Capstone Systems”, “we”, “us”, “our” or the “company” are to Capstone Systems Inc.

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

Condensed Financial Statements

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2017 audited financial statements as filed in the most recent Form 10-K. The results of operations for the period ended August 31, 2017 are not necessarily indicative of the operating results for the full year.

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

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

NOTE 2 – Significant Accounting Policies and Recent Accounting Pronouncements - continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2017.

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

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

NOTE 2 – Significant Accounting Policies and Recent Accounting Pronouncements - continued

Revenue Recognition (continued)

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

Advertising

The Company expenses its advertising when incurred. The Company has incurred $12,511 in advertising expense from inception (April 1, 2015). Advertising expenses for the years ended August 31, 2017 and 2016 were $0 and $0, respectively.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of August 31, 2017, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception to August 31, 2017, the Company had a net profit (loss) of $(40,705). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

NOTE 3 – Going Concern (continued)

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

As of August 31, 2017 there were no outstanding stock options or warrants.

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

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

NOTE 6 – Income Taxes (continued)

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

Buildings – 15 years

Office Equipment – 7 years

Depreciation expense for the building for the years ended August 31, 2017 and 2016 was $134 and $67, respectively.

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

NOTE 11 – Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued, October 2, 2017, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no subsequent events occurred, other than that noted above, that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

In this report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “Capstone” and “Capstone Systems” mean Capstone Systems Inc., unless the context clearly requires otherwise.

Results of Operations

We are still in our development stage and have generated $312,536 in revenues to date.

Three months ended August 31, 2017 and 2016

We generated $30,258 in revenue for the three months ended August 31, 2017. We incurred $29,549 in cost of goods sold and incurred $2,145 in general and administrative expenses for the same period. We generated a net profit (loss) of $(1,437) for the three months ended August 31, 2017.

In comparison, we generated $38,206 in revenue for the three months ended August 31, 2016. We incurred $34,801 in cost of goods sold and incurred $2,597 in general and administrative expenses and $43,429 in product development resulting in a net profit (loss) of $(42,622) for the three months ended August 31, 2016.

Cash Flows from Operating Activities

For the three months ended August 31, 2017, net cash flows used in operating activities was $(1,303) compared to $(43,161) for August 31, 2016.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the three months ended August 31, 2017 and 2016.

Cash Flows from Financing Activities

We generated cash from investing activities of $43,400 for the three months ended August 31, 2017 compared to $0 as of August 31, 2016.

On May 11, 2015, we issued a total of 4,000,000 shares of restricted common stock to Jure Perko in consideration of $4,000.

During June 2016 the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

As of August 31, 2017, the Company had 5,085,000 shares of common stock issued and outstanding.

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

Our current cash balance will not be sufficient to fund our operations for the next 12 months, we will need to generate revenues from operations. In June 2016 we were able to we sell approximately half of the securities offered for sale by the Company and raise gross proceeds of $43,400, net proceeds $36,400 after registration costs. This satisfied cash requirements for 12 months and we will not be required to raise additional funds to meet operating expenses, but our growth strategy will be limited. We may also utilize funds from Mr. Perko, our Sole Officer and Director, who has informally agreed to advance funds to allow us to pay for filing fees, professional fees, including fees payable in connection with the filing the necessary reports with the Securities and Exchange Commission and operation expenses. There is no maximum amount of funds that our President has agreed to advance. Mr. Perko, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

At August 31, 2017 the Company had $2,991 in cash, total assets of $8,884 and there were outstanding liabilities of $2,189. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended August 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-207100, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
23.1	Consent
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

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

Signature	Title	Date

/s/ Jure Perko	President, Treasurer, Secretary and Director	October 2, 2017
Jure Perko	(Principal Executive, Financial and Accounting Officer)

