Form 10-Q
period 2017-11-30
Capstone Systems Inc
filed 2018-01-12
CIK 1651577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

Commission file number 333-207100

CAPSTONE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

25/F, First Trade Building, 985 Dong Fang Road, Pudong Xinqu, Shanghai, China, 200000

(Address of principal executive offices, including zip code)

(86) 021-61605313

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,085,000 shares as of January 12, 2018

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

INDEX TO FINANCIAL STATEMENTS

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	Unaudited	Audited
	November 30, 2017	May 31, 2017

ASSETS
CURRENT ASSETS

Cash	$-	$4,295

TOTAL CURRENT ASSETS	-	4,295

FIXED ASSETS, NET	-	6,026

TOTAL ASSETS	$-	$10,321

LIABILITIES & STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable & accrued liabilities	$6,000	$-
Loan Payable – Related Party	-	100
Income Taxes Payable	-	2,089
TOTAL LIABILITIES	6,000	2,189
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY
Common stock, ($0.01 par value, 75,000,000 shares authorized; 5,085,000 shares issued and outstanding, respectively	$5,085	$5,085

Additional Paid-In Capital	35,781	42,315

Accumulated Deficit	(46,866)	(39,268)

Total Stockholders’ Equity	(6,000)	8,132

Total Liabilities and Stockholders’ Deficiency	$-	$10,321

See notes to financial statements.

CAPSTONE SYSTEMS, INC.

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

-Unaudited-

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
REVENUES
Sales:
Sales	$-	$32,970	$30,258	$71,175
Total Income	-	32,970	30,258	71,175

Cost of Goods Sold:
Purchases	$-	$30,173	$29,549	$64,973
Total Cost of Goods Sold	-	30,173	29,549	64,973

Gross Profit	-	2,798	709	6,201

Operating Expenses:
General and administrative	$8,250	$17,546	$10,395	$20,142
Product Development	-	-	-	43,429
Total Expenses	8,250	17,546	10,395	63,571

Other Income/(Expense):
Other Income	2,089	-	2,089	-

Income Before Income Tax	$(6,161)	$(14,748)	$(7,598)	$(57,370)

Provision for Income Tax	$-	$-	$-	$-

Net Income or (Loss) for the year	(6,161)	(14,748)	(7,589)	(57,370)

Net gain (loss) per share:
Basic and diluted	$(0.001)	$(0.0029)	$(0.001)	$(0.0113)

Weighted average number of shares outstanding:
Basic and diluted	5,085,000	5,085,000	5,085,000	5,085,000

See accompanying notes to financial statements

CAPSTONE SYSTEMS, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(7,598)	$(57,370)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	133
Deferred Cost of Goods Sold	-	9,749
Unearned Revenue	-	4,508
Increase in accrued liabilities	3,303	-

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(4,295)	$(42,980)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property	-	-

NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	43,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	43,400

NET DECREASE IN CASH	$(4,295)	$420

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	$4,295	$223

CASH AND CASH EQUIVALENTS – ENDING OF PERIOD	$-	$643

NON-CASH FINANCING ACTIVITIES
Reduction in additional paid in capital as a result of assignment of assets and liabilities to former shareholder	6,534	-

See accompanying notes to financial statements.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

NOTE 1 – Organization and Basis of Presentation

Capstone Systems Inc. (the “Company”) is a for profit corporation established under the Corporation Laws of the State of Nevada on April 1, 2015. The address of our business office is 25/F, First Trade Building, 985 Dong Fang Road, Pudong Xinqu, Shanghai, China, 200000. We maintain our statutory registered agent's office at 525 Swallow Cove, Boulder City, NV 89005. We plan to expand our business in the wholesale distribution of kitchen cabinets in the USA. The Company is subject to all risks inherent to the establishment of a start-up business enterprise.

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. All transactions including purchases, sales and current financing is in U.S. dollars. The Company’s fiscal year-end is May 31st.

NOTE 2 – Significant Accounting Policies and Recent Accounting Pronouncements

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

Condensed Financial Statements

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2017 audited financial statements as filed in the most recent Form 10-K. The results of operations for the period ended November 30, 2017 are not necessarily indicative of the operating results for the full year.

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

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

NOTE 2 – Significant Accounting Policies and Recent Accounting Pronouncements - continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2017.

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

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

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

Advertising

Advertising expenses for the six months periods ended November 30, 2017 and 2016 were $0 and $0, respectively.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently. As of November 30, 2017, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception to November 30, 2017, the Company had a net loss of $46,866. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

NOTE 3 – Going Concern (continued)

Management has funded operations from sales and through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. Directors and related parties may from time to lend funds to the Company to fund operations. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

NOTE 4 – Debt

In April 2015, the former director and president of the Company made the initial deposit to the Company’s bank account in the amount $100, which was being carried as a loan payable. The loan was non-interest bearing, unsecured and due upon demand.

On September 19, 2017, the former shareholder, Mr. Jure Perko, entered into an assignment agreement with the Company whereby all assets will transferred to him, and liabilities will be assumed by him, and the net difference will treated as a reduction in additional paid in capital. As a result, the Company is no longer liable for the payable to related party.

NOTE 5 – Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On May 11, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.

In May 2016 the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

As of November 30, 2017, there were no outstanding stock options or warrants.

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

The Company over accrued $2,089 in Income Taxes Payable for the year ended May 31, 2015. The Company has reversed the over accrual during the six months ended November 30, 2017.

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

NOTE 7 – Fixed Assets

In April 2015, the Company purchased for $6,515 a small office located at 242 Dolenjska cesta, Ljubljana, Slovenia, 10001. The Company utilizes the space as a primary office. The price of the building was $4,000 and the land was $2,515.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Buildings – 15 years

Office Equipment – 7 years

Depreciation expense for the building for the years ended November 30, 2017 and 2016 was $0 and $133, respectively.

On September 19, 2017, the former shareholder, Mr. Jure Perko, entered into an assignment agreement with the Company whereby all assets were transferred to him, and liabilities were assumed by him. Accordingly, the Company has waived its rights and title to aforementioned fixed assets.

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

NOTE 11 – Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued, January 12, 2018, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no subsequent events occurred, other than that noted above, that require recognition or disclosure in the financial statements.

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

Company Overview

We are currently a development-stage company formed to sell kitchen sinks and kitchen cabinets in the USA.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception to November 30, 2017, the Company had accumulated a net loss of $46,866. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

We have funded operations from sales and through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. Our directors and related parties may from time to lend funds to the Company to fund operations. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. We believe that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Results of Operations

Three months ended November 30, 2017 and 2016

We generated nil in revenue for the three months ended November 30, 2017. We incurred nil in cost of goods sold and incurred $8,250 in general and administrative expenses for the same period. We generated a net profit loss of $6,161 for the three months ended November 30, 2017.

In comparison, we generated $32,970 in revenue for the three months ended November 30, 2016. We incurred $30,173 in cost of goods sold and incurred $17,546 in general and administrative expenses and nil in product development resulting in a net loss of $14,748 for the three months ended November 30, 2016.

Cash Flows from Operating Activities

For the three months ended November 30, 2017, net cash flows used in operating activities was $4,295 compared to $42,980 for November 30, 2016.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the three months ended November 30, 2017 and 2016.

Cash Flows from Financing Activities

We generated no cash from investing activities for the three months ended November 30, 2017 compared to $43,400 as of November 30, 2016.

On May 11, 2015, we issued a total of 4,000,000 shares of restricted common stock to Jure Perko in consideration of $4,000.

During June 2016 the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

As of November 30, 2017, the Company had 5,085,000 shares of common stock issued and outstanding.

Liquidity and Capital Resources

At November 30, 2017 the Company had nil in cash, total assets of nil and there were outstanding liabilities of $6,000. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISKS

Smaller reporting companies are not required to provide the information required by this item.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended November 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECRIUTIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

CAPSTONE SYSTEMS INC.

Date: January 12, 2018	By:	/s/ Xu Jiyuan
	Name:	Xu Jiyuan
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Xu Jiyuan	President, Treasurer, Secretary and Director	January 12, 2018
Xu Jiyuan	(Principal Executive, Financial and Accounting Officer)

