Form 10-K/A
period 2017-05-31
Capstone Systems Inc
filed 2018-03-20
CIK 1651577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

(725) 333-4110

(Telephone number, including area code)

Management Services Associates LLC
525 Swallow Cv, Boulder City, NV 89005
Tel. (347) 402-7797

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 19, 2018, the registrant had 5,085,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 19, 2018.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Capstone System, Inc. (“Capstone” or the “Company”) Annual Report on Form 10-K for the fiscal year ended May 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on September 13, 2017 (the “Original Filing”). We are filing this Amendment No. 1 to include a revised opinion obtained from our auditor, JEFFREY T. GROSS LTD., to correct certain misstatement and include an explanatory paragraph stating that the previously issued financial statements have been restated for the correction of a misstatement and makes reference to the disclosure of the correction of the misstatement in the footnotes to the financial statements.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

2

CAPSTONE SYSTEMS INC.

Part II

Part III

Part IV

Item 15.	Exhibits	29
Signatures		30

PART I

Forward Looking Statements

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward- looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Item 1. Business

Corporate Background and Business Overview

Capstone Systems Inc. was incorporated in the State of Nevada on April 1, 2015 and established a fiscal year end of May 31. We are a development-stage company formed to sell kitchen sinks and kitchen cabinets in the USA. We do have revenues; we have minimal assets which consist of cash and our office building which we purchased in Slovenia. As of today, we have developed our business plan, and executed Sales Agreements with AQUACUBIC SANITARY WARE CO. LTD, Foshan Mingdeng Kitchen Cabinet Co., Ltd, Foshan Opaly Composite Materials Co., Ltd, FOSHAN SANI SANITARY WARE CO., LTD, Hangzhou Relux House Furnishing Co., Ltd, OPPEIN Home Group Inc, dated April 3-7, 2015, and purchased our own office building in Slovenia. We maintain our statutory registered agent's office at 525 Swallow Cv, Boulder City, NV 89005. Our business office is located at 242 Dolenjska cesta, Ljubljana, Slovenia, 1000. Our telephone number is (702)793-2212.

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

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	provide an auditor attestation with respect to management's report on the effectiveness of our internal controls over financial reporting;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on- going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have limited revenues and no substantial revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Product Overview

Sinks are a bowl-shaped plumbing fixtures used for washing hands, for dishwashing or other purposes. Sinks generally have taps (faucets) that supply hot and cold water and may include a spray feature to be used for faster rinsing. They also include a drain to remove used water; this drain may itself include a strainer and/or shut-off device and an overflow-prevention device. Sinks may also have an integrated soap dispenser. The washstand was a bathroom sink made in the United States in the late 18th century. The washstands were small tables on which were placed a pitcher and a deep bowl, following the English tradition. Sometimes the table had a hole where the large bowl rested, which led to the making of dry sinks. From about 1820 to 1900 the dry sink evolved by the addition of a wooden cabinet with a trough built on the top, lined with zinc or lead. This is where the bowls or buckets for water were kept. Splashboards were sometimes added to the back wall, as well as shelves and drawers, the more elaborate designs usually placed in the kitchen. Sinks are made of many different materials. These include: ceramic, concrete, copper, enamel over steel or cast iron, glass, granite, marble, nickel, plastic, soapstone, stainless steel, stone, terrazzo and wood. Stainless steel is commonly used in kitchens and commercial applications because it represents a good trade-off between cost, usability, durability, and ease of cleaning. Most stainless steel sinks are made by drawing a sheet of stainless steel over a die. Some very deep sinks are fabricated by welding. Stainless steel sinks will not be damaged by hot or cold objects and resist damage from impacts. One disadvantage of stainless steel is that, being made of thin metal, they tend to be noisier than most other sink materials, although better sinks apply a heavy coating of vibration-damping material to the underside of the sink. Enamel over cast iron is a popular material for kitchen and bathroom sinks. Heavy and durable, these sinks can also be manufactured in a very wide range of shapes and colors. Like stainless steel, they are very resistant to hot or cold objects, but they can be damaged by sharp impacts and once the glass surface is breached, the underlying cast iron will often corrode, spalling off more of the glass. Aggressive cleaning will dull the surface, leading to more dirt accumulation. Enamel over steel is a similar-appearing but far less rugged and less cost-effective alternative. Solid ceramic sinks have many of the same characteristics as enamel over cast iron, but without the risk of surface damage leading to corrosion. Plastic sinks come in several basic forms: Inexpensive sinks are simply injection-molded thermoplastics. These are often deep, free-standing sinks used in laundry rooms. Subject to damage by hot or sharp objects, the principal virtue of these sinks is their low cost. High-end acrylic drop-in (lowered into the countertop) and under mount (attached from the bottom) sinks are becoming more popular, although they tend to be easily damaged by hard objects - like scouring a cast iron frying pan in the sink. Plastic sinks may also be made from the same materials used to form "solid surface" countertops. Inexpensive sinks are simply injection-molded thermoplastics. These are often deep, free-standing sinks used in laundry rooms. Subject to damage by hot or sharp objects, the principal virtue of these sinks is their low cost. High-end acrylic drop-in (lowered into the countertop) and under mount (attached from the bottom) sinks are becoming more popular, although they tend to be easily damaged by hard objects - like scouring a cast iron frying pan in the sink. Plastic sinks may also be made from the same materials used to form "solid surface" countertops. These sinks are durable, attractive, and can often be molded with an integrated countertop or joined to a separate countertop in a seamless fashion, leading to no sink-to-countertop joint or a very smooth sink-to- countertop joint that cannot trap dirt or germs. These sinks are subject to damage by hot objects but damaged areas can sometimes be sanded-down to expose undamaged material. Soapstone sinks were once common, but today tend to be used only in very-high-end applications or applications that must resist caustic chemicals that would damage more-conventional sinks. Wood sinks are from the early days of sinks and baths were made from natural teak with no additional finishing. Teak is chosen because of its natural waterproofing properties – it has been used for hundreds of years in the marine industry for this reason. Teak also has natural antiseptic properties, which is a bonus for its use in baths and sinks. Glass sinks: A current trend in bathroom design is the handmade glass sink (often referred to as a vessel sink) which has become fashionable for wealthy homeowners. Stone sinks have been used for ages. Some of the more popular stones used are: marble, travertine, onyx, granite, and soap stone on high end sinks. Glass, concrete, and terrazzo sinks are usually designed for their aesthetic appeal and can be obtained in a wide variety of unusual shapes and colors such as floral shapes. Concrete and terrazzo are occasionally also used in very-heavy- duty applications such as janitorial sinks.

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

1. RECITALS

a. Seller is a manufacturer of products and desires to sell to Buyer its product.

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

Remark: 1. Payment term: 30% T/T in advance + 70% balance after shipment or irrevocable L/C at sight; 2. Valid time: 30 days; 3. Mini. Qty.: 1*40' HQ. A copy of the Contract is filed as Exhibit 10 to our Registration Statement on Form S-1 (as amended).

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

OUR INDEPENDENT AUDITOR HAS ISSUED A GOING CONCERN OPINION; OUR ABILITY TO CONTINUE IS DEPENDENT ON OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND OUR OPERATIONS COULD BE CURTAILED IF WE ARE UNABLE TO OBTAIN REQUIRED ADDITIONAL FUNDING WHEN NEEDED.

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

AS AN "EMERGING GROWTH COMPANY" UNDER THE JOBS ACT, WE ARE PERMITTED TO RELY ON EXEMPTIONS FROM CERTAIN DISCLOSURE REQUIREMENTS.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	provide an auditor attestation with respect to management's report on the effectiveness of our internal controls over financial reporting;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency"; and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

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

1. We would not be able to pay our debts as they become due in the usual course of business; or

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

•	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language,type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

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

Plan of Operation

We have commenced limited operations in the business of selling kitchen sinks and kitchen cabinets in the USA. We have generated some revenue and our principal business activities to date consist of creating a business plan, signing Sales Agreements with AQUACUBIC SANITARY WARE CO. LTD, Foshan Mingdeng Kitchen Cabinet Co., Ltd, Foshan Opaly Composite Materials Co., Ltd, FOSHAN SANI SANITARY WARE CO., LTD, Hangzhou Relux House Furnishing Co., Ltd, OPPEIN Home Group Inc, dated April 3-7, 2015. Our current cash balance will not be sufficient to fund our operations for the next 12 months; we will need to generate revenues from operations. We may also utilize funds from Mr. Perko, our Sole Officer and Director, who has informally agreed to advance funds to allow us to pay for filing fees, professional fees, including fees payable in connection with the filing the necessary reports with the Securities and Exchange Commission and operation expenses. There is no maximum amount of funds that our President has agreed to advance. Mr. Perko, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on- going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only generated limited revenues and no substantial revenues are anticipated until we complete our initial business development. Until this time, we do not believe that our operations will be able to grow. There is no assurance we will ever reach that stage.

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

As described in Note 11 to the financial statements, the Company restated the financial statements to include the sale of our equity securities. Our opinion is unmodified for this matter.

Jeffrey T. Gross Ltd.

Jeffrey T. Gross Ltd.

Certified Public Accountants

Chicago, Illinois

March 12, 2018

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

MAY 31, 2017 AND 2016

	2017	2016
ASSETS
CURRENT ASSETS

Cash	$4,295	$223
Deferred Cost of Goods Sold	-	34,801

TOTAL CURRENT ASSETS	4,295	35,024

FIXED ASSETS

Slovenia Office Building	4,000	4,000
Slovenia Office Building Land	2,515	2,515
Accumulated Depreciation	(489)	(289)

TOTAL FIXED ASSETS	6,026	6,226

TOTAL ASSETS	$10,321	$41,250

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Loan Payable – Related Party	$100	$100
Unearned Revenue	-	38,205
Income Taxes Payable	2,089	2,089

TOTAL CURRENT LIABILITIES	$2,189	$40,394

STOCKHOLDERS’ EQUITY

Common stock, ($0.01 par value, 75,000,000 shares	$5,085	$5,085
authorized; 5,085,000 shares issued and outstanding
as of May 31, 2017 and May 31, 2016

Additional Paid-In Capital	42,315	42,315

Subscriptions Receivable	-	(43,400)

Net profit (loss) accumulated during development stage	(39,268)	(3,144)

TOTAL STOCKHOLDERS’ EQUITY	8,132	856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,321	$41,250

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

F-4

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

CAPSTONE SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017 AND 2016

NOTE 11 – Restatement of Prior Financial Statement for the Year Ended May 31, 2016 – Explanatory Note – continued

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

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Jure Perko	29	President, Treasurer, Secretary and Director
242 Dolenjska cesta, Ljubljana, Slovenia, 1000		(Principal Executive, Financial and Accounting Officer)

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

During the past ten years, Mr. Perko has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Perko was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Perko's involvement in any type of business, securities or banking activities.

4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended May 31, 2017 and May 31, 2016:

Summary Compensation Table

Name and				Stock	Option	Non-Equity Incentive Plan	All Other	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jure Perko,
President,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Treasurer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Director Compensation

The following table sets forth director compensation as of the year ended May 31, 2017:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Jure Perko	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Jure Perko	4,000,000 shares of common	79%
		242 Dolenjska cesta, Ljubljana, stock (direct) Slovenia, 1000

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of May 31, 2017, there were 5,085,000 shares of our common stock issued and outstanding.

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

___________

* Included in our filing on Form S-1 under Commission File Number 333-207100.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2018.

CAPSTONE SYSTEMS INC.

By:	/s/ Xu Jiyuan
Name:	Xu Jiyuan
Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this annual report was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Xu Jiyuan	President, Treasurer, Secretary and Director	March 20, 2018
Xu Jiyuan	(Principal Executive, Financial and Accounting Officer)

