Form 10-Q
period 2018-02-28
Capstone Systems Inc
filed 2018-04-24
CIK 1651577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2018

Commission file number 333-207100

CAPSTONE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Yun Gu Hui, International Financial Center

42nd FL, Hangzhou Str 1, Qinhuai District

Nanjing, Jiangsu Province, China

(Address of principal executive offices, including zip code)

025-57625882

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,085,000 shares as of April 24, 2018

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE SYSTEMS, INC.

REVIEWED FINANCIAL STATEMENTS

FOR THE YEAR AND NINE MONTHS ENDED MAY 31, 2017 AND

FEBRUARY 28, 2018

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Capstone Systems Inc.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Capstone Systems Inc. (the “Company”) as of February 28, 2018, and the related condensed statements of income and comprehensive income for the three-month and nine-month period ended February 28, 2018, and condensed statements of cash flows for the nine-month period then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

San Mateo, CA April 22, 2018	WWC, Professional Corporation Certified Public Accountants

CAPSTONE SYSTEMS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

AS OF MAY 31, 2017 AND FEBRUARY 28, 2018

	February 28,	May 31,
	2018	2017
		(Audited)
ASSETS

Current assets
Cash	$-	$4,295
Total current assets	-	4,295

Fixed assets, net	-	6,026

Total assets	$-	$10,321

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable & accrued liabilities	$5,500	$-
Loan payable - related party	-	100
Due to related party	23,957
Income tax payable	-	2,089
Total liabilities	29,457	2,189

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,085,000 shares issued and outstanding, respectively	5,085	5,085
Additional paid-in capital	35,781	42,315
Accumulated deficit	(70,323)	(39,268)
Total stockholders’ deficiency	(29,457)	8,132

Total liabilities and stockholders’ deficiency	$-	$10,321

See accompanying notes to financial statements.

 CAPSTONE SYSTEMS, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
REVENUES
Sales:
Sales	$-	$72,722	$30,258	$143,897
Total Income	-	72,722	30,258	143,897

Cost of Goods Sold:
Purchases	$-	$53,045	$29,549	$118,018
Total Cost of Goods Sold	-	53,045	29,549	118,018

Gross Profit	-	19,677	709	25,879

Operating Expenses:
General and administrative	$23,457	$2,426	$33,852	$22,568
Product Development	-	-	-	43,429
Total Expenses	23,457	2,426	33,852	65,997

Other Income/(Expense):
Other Income	-	-	2,089	-

Income Before Income Tax	$(23,457)	$17,251	$(31,055)	$(40,118)

Provision for Income Tax	$-	$-	$-	$-

Net Income or (Loss) for the year	(23,457)	17,251	(31,055)	(40,118)

Net gain (loss) per share:
Basic and diluted	$(0.001)	$0.0034	$(0.001)	$(0.0079)

Weighted average number of shares outstanding:
Basic and diluted	5,085,000	5,085,000	5,085,000	5,085,000

See accompanying notes to financial statements.

CAPSTONE SYSTEMS, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(31,055)	$(40,118)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	200
Deferred Cost of Goods Sold	-	34,801
Unearned Revenue	-	(38,205)
Increase in accrued liabilities	2,803	-

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(28,252)	$(43,322)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property	-	-

NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	43,400
Due to related party	23,957

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,957	43,400

NET (DECREASE)/INCREASE IN CASH	$(4,295)	$78

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	$4,295	$223

CASH AND CASH EQUIVALENTS – ENDING OF PERIOD	$-	$301

NON-CASH FINANCING ACTIVITIES
Reduction in additional paid in capital as a result of assignment of assets and liabilities to former shareholder	6,534	-

See accompanying notes to financial statements.

CAPSTONE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

NOTE 1 – Organization and Basis of Presentation

Capstone Systems Inc. (the “Company”) is a for profit corporation established under the Corporation Laws of the State of Nevada on April 1, 2015. The address of our business office is 25/F, First Trade Building, 985 Dong Fang Road, Pudong Xinqu, Shanghai, China, 200000. We maintain our statutory registered agent’s office at 525 Swallow Cove, Boulder City, NV 89005. We plan to expand our business in the wholesale distribution of kitchen cabinets in the USA. The Company is subject to all risks inherent to the establishment of a start-up business enterprise.

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

Condensed Financial Statements

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2017 audited financial statements as filed in the most recent Form 10-K. The results of operations for the period ended February 28, 2018 are not necessarily indicative of the operating results for the full year.

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

CAPSTONE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2018.

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

Revenue Recognition

The Company’s office is currently based in Shanghai, PRC, but we utilize the U.S. dollar as our functional currency.

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

CAPSTONE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

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

Advertising

Advertising expenses for the nine months periods ended February 28, 2018 and 2017 were $0 and $0, respectively.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently. As of February 28, 2018, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception to February 28, 2018, the Company had a net loss of $70,323. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

CAPSTONE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

NOTE 4 – Debt

In April 2015, the former director and president of the Company made the initial deposit to the Company’s bank account in the amount $100, which was being carried as a loan payable. The loan was non-interest bearing, unsecured and due upon demand.

On September 19, 2017, the former shareholder, Mr. Jure Perko, entered into an assignment agreement with the Company whereby all assets were transferred to him, and liabilities were assumed by him, and the net difference were treated as a reduction in additional paid in capital. As a result, the Company is no longer liable for the payable to related party.

NOTE 5 – Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On May 11, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.

In May 2016, the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

As of February 28, 2018, there were no outstanding stock options or warrants.

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

CAPSTONE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

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

Our effective tax rate for fiscal year 2018 will be 21%, which we expect to be fairly consistent in the near term. Our tax rate may also be affected by discrete items that may occur in any given year, but are not consistent from year to year. Income taxes are calculated and accrued for U.S. taxes only. We are not required to pay corporate taxes in Slovenia until our 3rd year in business.

The Company over accrued $2,089 in Income Taxes Payable for the year ended May 31, 2015. The Company has reversed the over accrual during the nine months ended February 28, 2018.

NOTE 7 – Fixed Assets

In April 2015, the Company purchased for $6,515 a small office located at 242 Dolenjska cesta, Ljubljana, Slovenia, 10001. The Company utilizes the space as a primary office. The price of the building was $4,000 and the land was $2,515.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Buildings – 15 years

Office Equipment – 7 years

Depreciation expense for the building for the years ended May 31, 2017 and 2016 was $0 and $133, respectively.

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

CAPSTONE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

 NOTE 9 – Concentration Risk

The Company had only one customer and the Company ordered from only one vendor. As we grow we expect to increase the number of customers and vendors we have, however; at this time there is a risk to the company if we lose either our customer or vendor.

NOTE 10 – Research and Development

All expenses related to our brand are recorded as Research and Development expenses in accordance with GAAP and are expensed as incurred.

NOTE 11 – Subsequent Events

On March 28, 2018, the Company filed an amendment to its annual report on Form 10-K for the year ended May 31, 2016 to include the sale of equity securities.

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

Results of Operations

We are still in our development stage and have no revenues to date.

Three months ended February 28, 2018 and February 28, 2017

We have no revenue for the three months ended February 28, 2018. We incurred $23,457 in general and administrative expenses for the same period. We generated a net loss of $23,457 for the three months ended February 28, 2018.

In comparison, we generated $72,722 in revenue for the three months ended February 28, 2017. We incurred $53,045 in cost of goods sold and incurred $2,426 in general and administrative expenses resulting in a net profit of $17,251 for the three months ended February 28, 2017.

Nine months ended February 28, 2018 and February 28, 2017

We generated $30,258 in revenue for the nine months ended February 28, 2018. We incurred $29,549 in cost of goods sold and incurred $33,852 in general and administrative expenses. We generated a net loss of $31,055 for the nine months ended February 28, 2018.

In comparison, we generated $143,897 in revenue for the nine months ended February 28, 2017. We incurred $118,018 in cost of goods sold, $22,568 in general and administrative expenses and $43,429 in product development for the same period, resulting in a net loss of $40,118 for the nine months ended February 28, 2017.

Cash Flows from Operating Activities

For the nine months ended February 28, 2018, net cash flows used in operating activities was $(28,252) compared to $(43,322) for February 28, 2017.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the nine months ended February 28, 2018 and February 28, 2017.

Cash Flows from Financing Activities

We generated cash from financing activities of $29,957 for the nine months ended February 28, 2018 compared to $43,400 as of February 28, 2017.

During June 2016 the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

As of February 28, 2018, the Company had 5,085,000 shares of common stock issued and outstanding.

Liquidity and Capital Resources

At February 28, 2018, the Company had nil in cash, total assets of nil and there were outstanding liabilities of $29,457. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended February 28, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Signature	Title	Date

/s/ Xu Jiyuan	President, Treasurer, Secretary and Director	April 24, 2018
Xu Jiyuan	(Principal Executive, Financial and Accounting Officer)

