Form 10-Q/A
period 2018-02-28
Capstone Systems Inc
filed 2018-04-30
CIK 1651577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2018

Commission file number 333-207100

CAPSTONE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Yun Gu Hui, International Financial Center

42nd Fl, Hanzhong Str 1, Qinhuai District,

Nanjing, Jiangsu Province, China 210005

(Address of principal executive offices, including zip code)

(86) 025-57625882

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,085,000 shares as of April 30, 2018

EXPLANATORY NOTE

Capstone Systems Inc. (“CPSN” the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to the Company’s Quarterly Report on Form 10-Q for the three months ended February 28, 2018 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018, to correct Company’s current address as Yun Gu Hui, International Financial Center, 42nd Fl, Hanzhong Str 1, Qinhuai District, Nanjing, Jiangsu Province, China 210005.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The Amended Filing continues to speak as of the date of the Original Filing and, except as set forth in the sections indicated above, the Company has not updated the Original Filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

2

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing.

Exhibit No.	Description

31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

3

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

Signature	Title	Date

/s/ Xu Jiyuan	President, Treasurer, Secretary and Director	April 30, 2018
Xu Jiyuan	(Principal Executive, Financial and Accounting Officer)

4