Form 10-K
period 2018-05-31
Capstone Systems Inc
filed 2018-08-27
CIK 1651577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

Commission File Number 333-207100

CAPSTONE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

Yun Gu Hui, International Financial Center

42nd FL, Hanzhong Str 1, Qinhuai District

Nanjing, Jiangsu Province, China 210005

(Address of principal executive offices, including zip code.)

(86) 025-57625881

(Telephone number, including area code)

Management Services Associates LLC

525 Swallow Cv, Boulder City, NV 89005

Tel. (347)402-7797out

(Name and address of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 24, 2018, the registrant had 5,085,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 24, 2018.

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

ITEM 1. BUSINESS

Following the consummation of the stock purchase agreement with its former sole director and executive officer Jure Perko, and a group of individual purchasers on October 19, 2017, the Company became a shell company without any significant assets or operations.

Corporate Background and Business Overview

Capstone Systems Inc. was incorporated in the State of Nevada on April 1, 2015 and established a fiscal year end of May 31. From inception to October 19, 2017, we were a development-stage company formed to sell kitchen sinks and kitchen cabinets in the USA. On October 19, 2017, the Company and its sole director and executive officer, Jure Perko, entered into a stock purchase agreement (the “SPA”) with a group of individual purchasers, pursuant to which, the control block of voting stock of the Company, represented by 4,000,000 shares of common stock (the “Shares”), approximately 78.7% of all outstanding common stock of the Company, was transferred to the purchasers. The consideration paid for the Shares was $0.0902 per share, for a total of $360,775 in cash. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the SPA, Jure Perko entered into an assignment agreement with the Company whereby all assets of the Company were transferred to him, all liabilities were assumed by him and the net difference was treated as a reduction in additional paid in capital. Subsequently, the Company ceased all operations, and became a shell company without any significant assets or operations.

On January 15, 2018, the Company entered into a share exchange agreement (the “SEA”) with Yunguhui Group Limited (“Yunguhui”) and five stockholders of Yunguhui, together holding 100% of the issued and capital stock of Yunguhui (“Yunguhui Stockholders”). Pursuant to the SEA, in exchange for all of the issued and outstanding capital stock of Yunguhui, the Company will, upon the closing of the SEA, issue to the Yunguhui Stockholders an aggregate amount of 200,000,000 shares of the Company’s common stock. The SEA has not closed as of August 24, 2018.

Currently, we are a shell company and have not generated any revenues since October 19, 2017; we also have none to minimal assets. Since becoming a shell company, the Company's activities concentrated on maintaining its corporate existence and looking for other opportunities for the Company. We maintain our statutory registered agent's office at 525 Swallow Cv, Boulder City, NV 89005. Our business office is located at Yun Gu Hui, International Financial Center, 42nd FL, Hanzhong Str 1, Qinhuai District, Nanjing, Jiangsu Province, China. Our telephone number is (86) 025-57625881.

The above developments in connection with the SPA and SEA were disclosed in the Company’s current reports on Form-8K filed with the SEC on October 19, 2017, and January 15, 2018, respectively.

BUSINESS

Prior to the SPA, we were in the business of selling kitchen sinks and kitchen cabinets in the USA. We generated a revenue of $30,258 in the financial quarter ended August 31, 2017 from our business. Currently, we ceased all business operations selling kitchen sinks/cabinets and became a shell company with no operations. We have not generated any revenue since October 19, 2017 and we have a cash balance of $nil as of August 24, 2018.

Strategy

We are a shell company with no operations. We are actively exploring opportunities to acquire businesses in both China and the rest of the world.

Employees

As of May 31, 2018, we had 0 full-time employee.

Emerging Growth Company Status

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

Our cash balance is $nil as of May 31, 2018. We believe our cash balance is not sufficient to fund our operations for the next twelve months. In addition to revenues, our directors and related parties may from time to lend funds to the Company to fund operations. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. We do not currently have any arrangements for additional financing.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not currently own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, consolidated financial condition and consolidated results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Securities

Our shares are quoted on the over-the-counter market, however to date there has been no active trading. In order for our common stock to continue to be eligible for trading on the Over-the-Counter Bulletin Board we must remain current in our quarterly and annual filings with the SEC. If we are not able to pay the expenses associated with our reporting obligations, we will not be able to continue the quotation on the OTC Bulletin Board. There can be no assurance that any market for our stock will develop.

Holders of our Common Stock

As of August 24, 2018, there were 34 registered stockholders, holding 5,085,000 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

We did not have any sale of unregistered securities within the past three years.

Pursuant to the SEA entered on January 15, 2018, we will, upon closing of the SEA, issue an aggregate of 200,000,000 shares of our common stock to five individuals pursuant to the exemption from registration available under Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2018.

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

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capstone Systems Inc. was incorporated in the State of Nevada on April 1, 2015 and established a fiscal year end of May 31. From inception to October 19, 2017, we were a development-stage company formed to sell kitchen sinks and kitchen cabinets in the USA. On October 19, 2017, the Company and its sole director and executive officer, Jure Perko, entered into a stock purchase agreement (the “SPA”) with a group of individual purchasers, pursuant to which, the control block of voting stock of the Company, represented by 4,000,000 shares of common stock (the “Shares”), approximately 78.7% of all outstanding common stock of the Company, was transferred to the purchasers. The consideration paid for the Shares was $0.0902 per share, for a total of $360,775 in cash. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the SPA, Jure Perko entered into an assignment agreement with the Company whereby all assets of the Company were transferred to him, all liabilities were assumed by him and the net difference was treated as a reduction in additional paid in capital. Subsequently, the Company ceased all operations, and became a shell company without any significant assets or operations.

On January 15, 2018, the Company entered into a share exchange agreement (the “SEA”) with Yunguhui Group Limited (“Yunguhui”) and five stockholders of Yunguhui, together holding 100% of the issued and capital stock of Yunguhui (“Yunguhui Stockholders”). Pursuant to the SEA, in exchange for all of the issued and outstanding capital stock of Yunguhui, the Company will, upon the closing of the SEA, issue to the Yunguhui Stockholders an aggregate amount of 200,000,000 shares of the Company’s common stock. The SEA has not closed as of August 24, 2018.

Currently, we are a shell company and have not generated any revenues since October 19, 2017; we also have none to minimal assets. Since becoming a shell company, the Company's activities concentrated on maintaining its corporate existence and looking for other opportunities for the Company. We maintain our statutory registered agent's office at 525 Swallow Cv, Boulder City, NV 89005. Our business office is located at Yun Gu Hui, International Financial Center, 42nd FL, Hanzhong Str 1, Qinhuai District, Nanjing, Jiangsu Province, China. Our telephone number is (86) 025-57625881.

At this time, pending the closing of the SEA, our management still is analyzing the various alternatives available to ensure our survival and to preserve our shareholder’s investment in our common stock. This analysis includes sourcing additional forms of financing to carry out our business or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2018 AND MAY 31, 2017

We generated $30,258 and $175,979 in revenue for the years ended May 31, 2018 and 2017, respectively. We incurred $29,549 and $144,728 in cost of goods sold, for the years ended May 31, 2018 and 2017, respectively; and incurred $51,018 and $23,947 in general and administrative expenses for the same periods. Advertising expenses was $nil for the year ended May 31, 2018 and 2017. During the year ended May 31, 2018 and 2017, we incurred $nil and $43,428 in product development costs. We generated net losses of $48,221 and $36,124 for the years ended May 31, 2018 and 2017, respectively.

Cash Flows from Operating Activities

For the fiscal year ended May 31, 2018, net cash flows used in operating activities was $39,727 compared to $39,328 for May 31, 2017.

Cash Flows from Investing Activities

For the fiscal year ended May 31, 2018, net cash flows from investing activities was $nil compared to $nil for May 31, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended May 31, 2018, net cash flows used in financing activities was $35,432 compared to $43,400 for May 31, 2017.

Liquidity and Capital Resources

We had $nil in cash at May 31, 2018, and there were outstanding liabilities of $46,382. Total assets at May 31, 2018, were $209. At May 31, 2017, we had cash of $4,295 and total outstanding liabilities of $2,189. Total assets at May 31, 2017, were $10,321. The management of the company has verbally agreed to loan the company funds for operating expenses.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit and a working capital deficiency of $46,623 at May 31, 2018 and net loss from operations of $48,221 and $36,124, respectively, for the years ended May 31, 2018 and 2017. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this annual report on Form 10-K for the year ended May 31, 2018. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

At May 31, 2018, we do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

CAPSTONE SYSTEMS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018 AND 2017

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Capstone Systems Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Capstone Systems Inc. (the “Company”) as of May 31, 2018, and the related statement of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended May 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018, and the results of its operations and its cash flows for the year ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

San Mateo, CA	WWC, P.C.
August 24, 2018	Certified Public Accountants

We have served as the Company’s auditor since 2017.

CAPSTONE SYSTEMS, INC.

AUDITED BALANCE SHEETS

AS OF MAY 31, 2018 AND 2017

	2018	2017
ASSETS

Current assets
Cash	$-	$4,295
Prepaid expense	209	-
Total current assets	209	4,295

Fixed assets, net	-	6,026
Total assets	$209	$10,321

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable & accrued liabilities	$11,400	$-
Loan payable - related party	-	100
Due to related party	35,432	-
Income tax payable	-	2,089
Total liabilities	46,832	2,189

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,085,000 shares issued and outstanding as of May 31, 2018 and 2017, respectively	5,085	5,085
Additional paid-in capital	35,781	42,315
Accumulated deficit	(87,489)	(39,268)
Total stockholders’ equity/(deficiency)	(46,623)	8,132

Total liabilities and stockholders’ deficiency	$209	$10,321

See accompanying notes to financial statements

CAPSTONE SYSTEMS, INC.

AUDITED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2018 AND 2017

	2018	2017

REVENUES
Merchandise Sales	$30,258	$175,979
TOTAL REVENUES	30,258	175,979

COST OF SALES
Purchases	29,549	144,728
TOTAL COST OF GOODS SOLD	29,549	144,728

GROSS PROFIT	$709	$31,251

OPERATING EXPENSES:
General and administrative	51,018	23,947
Product Development	-	43,428
TOTAL OPERATING EXPENSES	51,018	67,375

OTHER INCOME/(EXPENSES):
Other Income	2,088	-

LOSS BEFORE INCOME TAXES	(48,221)	(36,124)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(48,221)	$(36,124)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,085,000	5,085,000

See accompanying notes to financial statements

CAPSTONE SYSTEMS, INC.

AUDITED STATEMENT OF CHANGES OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE YEARS ENDED MAY 31, 2018 AND 2017

	Number		Additional
	of	Common	paid in	Subscription	Accumulated
	shares	stock	capital	receivable	deficit	Total
Balance at June 1, 2016	5,085,000	5,085	42,315	(43,400)	(3,144)	856
Cash received for stock issuance	-	-	-	43,400	-	43,400
Net loss	-	-	-	-	(36,124)	(36,124)
Balance at May 31, 2017	5,085,000	5,085	42,315	-	(39,268)	8,132

Balance at June 1, 2017	5,085,000	5,085	42,315	-	(39,268)	8,132
Related party debt conversion	-	-	(6,534)	-	-	(6,534)
Net loss	-	-		-	(48,221)	(48,221)
Balance at May 31, 2018	5,085,000	5,085	35,781	-	(87,489)	(46,623)

See accompanying notes to financial statements

CAPSTONE SYSTEMS, INC.

AUDITED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(48,221)	$(36,124)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	200
Increase in Prepaid Expenses	(209)	-
Increase in Deferred Cost of Goods Sold	-	34,801
Increase in Accounts Payable and Accrued Liabilities	8,703	-
Decreased in Unearned Revenue	-	(38,205)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(39,727)	(39,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property	-	-
NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Subscription Receivable	-	43,400
Due to related party	35,432	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,432	43,400

NET (DECREASE)/INCREASE IN CASH	$(4,295)	$4,072

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	$4,295	$223

CASH AND CASH EQUIVALENTS – ENDING OF YEAR	$-	$4,295

NON-CASH FINANCING ACTIVITIES
Reduction in additional paid in capital as a result of assignment of assets and liabilities to former shareholder	$6,534	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash received for interest income	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

CAPSTONE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018 AND 2017

NOTE 1 – Organization and Basis of Presentation

Capstone Systems Inc. (the “Company”) is a for profit corporation established under the Corporation Laws of the State of Nevada on April 1, 2015. The address of our business office is Yun Gu Hui, International Financial Center, 42nd Floor, Hangzhou Street 1, Qinhuai District, Nanjing, Jiangsu Province, China. We maintain our statutory registered agent's office at 525 Swallow Cove, Boulder City, NV 89005. We plan to expand our business in the wholesale distribution of kitchen cabinets in the USA. The Company is subject to all risks inherent to the establishment of a start-up business enterprise.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2018.

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

CAPSTONE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018 AND 2017

The following table sets forth the computation of basic earnings (loss) per share, for the year ended May 31, 2018 and 2017:

	2018	2017
Net loss	$(48,221)	$(36,124)

Weighted average common shares outstanding (basic and diluted)	5,085,000	5,085,000

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Revenue Recognition

The Company’s office is currently based in Nanjing, PRC, but we utilize the U.S. dollar as our functional currency.

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when all the following conditions have been met:

1.	Pervasive evidence of an arrangement exists: an order has been placed and the customer has prepaid for the product;

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

CAPSTONE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018 AND 2017

Advertising

Advertising expenses for the years ended May 31, 2018 and 2017 were $0 and $0, respectively.

Recent Accounting Pronouncements

In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. The Company is currently evaluating the impact on the financial statements of this guidance.

In January 2017, the FASB amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company is currently evaluating the impact on the financial statements of this guidance.

NOTE 3 – Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception to May 31, 2018, the Company had accumulated deficit of $87,489. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

CAPSTONE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018 AND 2017

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

As of May 31, 2018, there were no outstanding stock options or warrants.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

The corporate tax rate for fiscal year 2018 will be 21%, which we expect to be fairly consistent in the near term. Our tax rate may also be affected by discrete items that may occur in any given year, but are not consistent from year to year. Income taxes are calculated and accrued for U.S. taxes only. We are not required to pay corporate taxes in Slovenia until our 3rd year in business.

The Company over accrued $2,089 in Income Taxes Payable for the year ended May 31, 2015. The Company has reversed the over accrual during the year ended May 31, 2018 and recorded the reversal as other income.

CAPSTONE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2018 AND 2017

NOTE 7 – Fixed Assets

In April 2015, the Company purchased for $6,515 a small office located at 242 Dolenjska cesta, Ljubljana, Slovenia, 10001. The Company utilizes the space as a primary office. The price of the building was $4,000 and the land was $2,515.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Buildings – 15 years

Office Equipment – 7 years

Depreciation expense for the building for the years ended May 31, 2018 and 2017 was $0 and $133, respectively.

On September 19, 2017, the former shareholder, Mr. Jure Perko, entered into an assignment agreement with the Company whereby all assets were transferred to him, and liabilities were assumed by him. Accordingly, the Company has waived its rights and title to aforementioned fixed assets.

NOTE 8 – Related Party Transactions

The Company had related party transactions involving the Company’s former director. The nature and details of the transaction are described in Note 4 and Note 5.

As of May 31, 2018, the current director, Mr. Xu, Jiyuan has advanced the Company $35,432 to fund operations. The advances bear no interest, and are due upon demand.

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

NOTE 11 – Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on this evaluation, its chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2018 because of the material weaknesses set forth below that our management identified in our internal control over financial reporting as of May 31, 2018.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to applicable rules that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, positions held, and ages of our current executive officers and directors as of May 31, 2018:

Name and Address of Executive Officer and/or Director	Age	Position

XU Jiyuan	42	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

XU Jiyuan In 2000, Mr. XU worked at Zhejiang Ningbo Haojing Decoration Company, as a general manager to handle the daily operations and supervision of the entire company and perform strategic planning of the business development. In 2014, he worked for Shanghai Corporate Resources Technology Holding Limited, as an independent consultant, who was responsible for the consulting service of the pre-sales business development and after sales project review in engineering field. In 2016, he joined Shanghai Yuanyi Information Technology Company Limited as a president, and he is responsible for the company daily operation and business development in investment consulting service and general consulting service. Given Mr. Xu’s experience in sales and operation, Mr. XU was appointed as a Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors in October 2017. Mr. XU graduated from Changjiang Entrepreneurial University with a Bachelor Degree in Human Resources in 2013.

During the past ten years, Mr. XU has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. XU was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. XU's involvement in any type of business, securities or banking activities.

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

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

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

Corporate Governance & Board Independence

As of the date of this Report, our Board of Directors has one director and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent and do not currently have any independent board members.

During fiscal 2018; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, our Board seeks to create a Board of Directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Board Leadership Structure and the Board’s Role in Risk Oversight.

Our Board currently has one member, who serves as our Chairman. Our Board is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

We are a small company which has yet to achieve operating revenues. We believe that our present management structure is appropriate for a company of our size and state of development.

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

The Company has not adopted a Code of Ethics which applies to our directors, officers, employees and representatives due to our lack of operations and having a limited number of employees. We intend to adopt a code of ethics during this fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended May 31, 2018 and May 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jure Perko (1)	2017	0	0	0	0	0	0	0	0

XU Jiyuan (2)	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

There are no current employment agreements between the Company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

Our sole director is also our sole officer and he does not receive any compensation for his services as director. We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors may in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 23, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

As of August 23, 2018, we had 5,085,000 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of August 23, 2018. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of August 23, 2018 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)
Common Stock	XU Jiyuan	2,850,000	56.05%
	CEO and Director	Direct

	All officers and directors as a group (1 in number)	2,850,000	56.05%

__________

(1)	Unless otherwise noted, the address for each beneficial owner is YONGZHEN VILLAGE, WANGJIANG COUNTY, ANHUI PROVINCE, CHINA.

(2)	Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending May 31, 2018 involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

On October 19, 2017, pursuant to the SPA previously disclosed in this Report, our former sole officer and director Jure Perko transferred 4,000,000 shares of the Company’s common stock to the purchasers for a total cash consideration of $360,775. The consideration paid for the Shares was $0.0902 per share. The source of the cash consideration for the Shares was personal funds of the purchasers. In connection with the SPA, Jure Perko entered into an assignment agreement with the Company whereby all assets of the Company were transferred to him, all liabilities were assumed by him and the net difference was treated as a reduction in additional paid in capital.

As of the date of this Report, our Board of Directors has one director and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent and do not currently have any independent board members. The Company lacks independent directors. See Item 10.

Promoters and Certain Control Persons

Other than set forth herein, none of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or in connection with the formation of our business and received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

Our former officer and director, Mr. Jure Perko, may be considered a “promoter” within the meaning of Rule 405 under the Securities Act, of the Company in consideration of his participation and managing of the business of the Company, in addition to being the Company’s controlling shareholder by virtue of his ownership of 4,000,000 shares of Common Stock which carries voting rights equivalent to 78.7% of the voting shares at any meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for 2018 and 2017.

	2018	2017
Audit Fees	$16,250	$3,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$16,250	$3,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2018 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number	Description

3.1*	Articles of Incorporation (incorporated by reference from our Form S-1 under Commission File Number 333-207100.)
3.2*	Bylaws (incorporated by reference from our Form S-1 under Commission File Number 333-207100.)
3.3*	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2018.)
16.1*	Letter dated September 14, 2017 from Michael Gillespie & Associates, PLLC (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2017.)
16.2*	Letter dated August 21, 2018 from Jeffrey T. Gross, Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2018)
31.1**	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2**	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1***	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2***	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1*

Share Exchange Agreement between Capstone Systems Inc., Yunguhui Group Limited, and Yunguhui stockholders, dated January 15, 2018 (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2018.)

101	Interactive data files pursuant to Rule 405 of Regulation S-T

___________

* Previously filed

** Filed herewith

*** Furnished herewith

PART IV

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 27, 2018.

CAPSTONE SYSTEMS INC.

By:	/s/ Xu Jiyuan
Name:	Xu Jiyuan
Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report was signed by the following persons in the capacities indicated and on the dates stated.

Signature	Title	Date

/s/ Xu Jiyuan	President, Treasurer, Secretary and Director	August 27, 2018
Xu Jiyuan	(Principal Executive, Financial and Accounting Officer)

