Form 10-Q
period 2018-08-31
Capstone Systems Inc
filed 2018-10-15
CIK 1651577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________ to ___________

Commission file number 333-207100

CAPSTONE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0867167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Yun Gu Hui, International Financial Center

42nd Fl, Hanzhong Str 1, Qinhuai District,

Nanjing, Jiangsu Province, China 210005

(Address of principal executive offices, including zip code)

(86) 025-57625882

(Telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,085,000 shares as of October 15, 2018

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of our products and services;

•	our ability to develop and/or introduce new products and services;

•	our projected future sales, profitability and other financial metrics;

•	our future financing plans;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand our sales and marketing capability;

•	acquisitions of other companies or assets that we might undertake in the future;

•	competition existing today or that will likely arise in the future; and

•	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part I, Item 2-”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Capstone Systems Inc.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Capstone Systems Inc. (the “Company”) as of August 31, 2018, and the related condensed statements of operations for the three-month periods ended August 31, 2018, and condensed statements of cash flows for the three-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheet of the Company as of May 31, 2018, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended (not presented herein); and in our report dated August 24, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of May 31, 2018, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses in previous years, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Mateo, CA	WWC, Professional Corporation
October 15, 2018	Certified Public Accountants

CAPSTONE SYSTEMS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2018 AND MAY 31, 2018

	August 31,	May 31,
	2018	2018
		(Audited)
ASSETS

Current assets
Prepaid expense	$-	$209
Total current assets	-	209

Total assets	$-	$209

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable & accrued liabilities	$24,798	$11,400
Due to related party	37,571	35,432
Total liabilities	62,369	46,832

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 5,085,000 shares issued and outstanding, respectively	5,085	5,085
Additional paid-in capital	35,781	35,781
Accumulated deficit	(103,235)	(87,489)
Total stockholders’ deficiency	(62,369)	(46,623)

Total liabilities and stockholders’ deficiency	$-	$209

See accompanying notes to financial statements.

 CAPSTONE SYSTEMS, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED AUGUST 31, 2018 AND 2017

	For the three-month periods ended August 31,
	2018	2017
REVENUES
Sales:
Sales	$-	$30,258
Total Income	-	30,258

Cost of Goods Sold:
Purchases	$-	$29,549
Total Cost of Goods Sold	-	29,549

Gross Profit	-	709

Operating Expenses:
General and administrative	$15,746	$2,146
Total Expenses	15,746	2,146

Other Income/(Expense):
Other Income	-	-

Income Before Income Tax	$(15,746)	$(1,437)

Provision for Income Tax	$-	$-

Net Loss for the period	(15,746)	(1,437)

Net gain (loss) per share:
Basic and diluted	$(0.0030)	$(0.0003)

Weighted average number of shares outstanding:
Basic and diluted	5,085,000	5,085,000

See accompanying notes to financial statements.

CAPSTONE SYSTEMS, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE-MONTH PERIOD ENDED AUGUST 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(15,746)	$(1,437)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	134
Decrease in prepaid expenses	209	-
Increase in accrued liabilities	13,398	-
NET CASH (USED IN) OPERATING ACTIVITIES	$(2,139)	$(1,303)

NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	2,139	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,139	-

NET DECREASE IN CASH	$-	$(1,303)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	$-	$4,294

CASH AND CASH EQUIVALENTS – ENDING OF PERIOD	$-	$2,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	-	-
Cash received for interest income	-	-
Cash paid for interest expense	-	-

See accompanying notes to financial statements.

CAPSTONE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED AUGUST 31, 2018 AND 2017

NOTE 1 – Organization and Basis of Presentation

Capstone Systems Inc. (the “Company”) is a for profit corporation established under the Corporation Laws of the State of Nevada on April 1, 2015. The address of our business office is Yun Gu Hui, International Financial Center, 42nd Fl, Hanzhong Str 1, Qinhuai District, Nanjing, Jiangsu Province, China 210005. We maintain our statutory registered agent’s office at 525 Swallow Cove, Boulder City, NV 89005. We plan to expand our business in the wholesale distribution of kitchen cabinets in the USA. The Company is subject to all risks inherent to the establishment of a start-up business enterprise.

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

Condensed Financial Statements

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2018 audited financial statements as filed in the most recent Form 10-K. The results of operations for the period ended August 31, 2018 are not necessarily indicative of the operating results for the full year.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2018.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

CAPSTONE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED AUGUST 31, 2018 AND 2017

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

Advertising

Advertising expenses for the three-month periods ended August 31, 2018 and 2017 were $0 and $0, respectively.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently. As of August 31, 2018, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

CAPSTONE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED AUGUST 31, 2018 AND 2017

NOTE 3 – Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception to August 31, 2018, the Company had accumulated deficit of $ 103,235. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

NOTE 4 – Capital Stock

The Company has 2,000,000,000 shares of common stock authorized with a par value of $0.001 per share.

On May 11, 2015, the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.

In May 2016, the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

On January 10, 2018, the Company amended its articles of incorporation increasing the authorized common stock from 75,000,000 shares to 2,000,000,000 shares.

As of August 31, 2018, there were no outstanding stock options or warrants.

NOTE 5 – Income Taxes

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

CAPSTONE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED AUGUST 31, 2018 AND 2017

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

NOTE 6 – Related Party Transactions

The Company underwent a change of control in September 2017. As of August 31, 2018, there were advances of $37,571 from the current shareholder for the purpose of operating the Company. The advances bear no interest and are due upon demand.

NOTE 7 – Concentration Risk

We currently have only one customer and have ordered from only one vendor. As we grow we expect to increase the number of customers and vendors we have, however; at this time there is a risk to the company if we lose either our customer or vendor.

NOTE 8 – Research and Development

All expenses related to our brand are recorded as Research and Development expenses in accordance with GAAP and are expensed as incurred.

NOTE 9 – Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued, October 15, 2018, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no subsequent events occurred, other than that noted above, that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As used in this quarterly report, the terms “we,” “us,” “our,” “Company,” “Capstone” and “Capstone Systems” mean Capstone Systems Inc., unless the context clearly requires otherwise.

Results of Operations

Following the consummation of the stock purchase agreement with its former sole director and executive officer Jure Perko, and a group of individual purchasers on October 19, 2017, the Company became a shell company without any significant assets or operations.

Three months ended August 31, 2018 and August 31, 2017

We had no revenue for the three months ended August 31, 2018. We incurred $15,746 in general and administrative expenses for the same period. We generated a net loss of $15,746 for the three months ended August 31, 2018.

In comparison, we generated $30,258 in revenue for the three months ended August 31, 2017. We incurred $29,549 in cost of goods sold and $2,146 in general and administrative expenses resulting in a net loss of $1,437 for the three months ended August 31, 2017.

Cash Flows from Operating Activities

For the three months ended August 31, 2018, net cash flows used in operating activities was $2,139 compared to $1,303 for August 31, 2017.

Cash Flows from Investing Activities

We neither used nor generated any cash from investing activities for the three months ended August 31, 2018 and August 31, 2017.

Cash Flows from Financing Activities

We generated $2,139 in cash from financing activities of for the three months ended August 31, 2018 compared to nil as of August 31, 2017.

Liquidity and Capital Resources

On August 31, 2018, the Company had nil in cash, total assets of nil and outstanding liabilities of $62,369. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We do not have any contractual obligations as of the filing of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President/Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of August 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon the fact that we have practically no activities and remain a shell company at this time, our President/Chief Executive and Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing.

Exhibit No.	Description

3.1	Articles of Incorporation dated April 1, 2014 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.1, filed with the Securities and Exchange Commission on September 24, 2015)
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on September 24, 2015)
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2018.)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

______________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE SYSTEMS INC.

October 15, 2018	By:	/s/ Jiyuan Xu
	Name:	Jiyuan Xu
	Title:	President, Treasurer, Secretary,
Principal Executive, Financial and Accounting Officer

