Form 10-Q
period 2018-12-31
Capstone Systems Inc
filed 2019-04-22
CIK 1651577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-207100

CAPSTONE SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	2750
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)

Yun Gu Hui, First Floor South Building No.7 Tongren West Street, Xuanwu District Nanjing, Jiangsu Province, PRC 210008 (Address of principal executive offices)

+ (86) 400-886-9610
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☐ No ☒ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 205,085,000 common shares issued and outstanding as of April 11, 2019.

CAPSTONE SYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Capstone Systems Inc.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2018 and June 30, 2018

	December 31,	June 30,
	2018	2018
		(Audited)
ASSETS
Current assets
Cash and cash equivalents	$29,158	$47,037
Accounts receivable	145,424	-
Other receivables	15,108	192,557
Related party receivable	3,780	4,986
Prepaid expenses	12,522	209
Advance to suppliers	28,476	15,608
Total current assets	234,468	260,397

Non-current assets
Note receivable	72,712	75,539
Plant and equipment, net	29,880	35,629
Intangible asset, net	68,544	2,215
Total Assets	$405,604	$373,780

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$76,731	$15,658
Taxes payable	126	20
Other payable	41,608	32,095
Related party payable	1,157,880	35,432
Accrued liabilities	34,000	26,000
Customer deposits	283,868	305,600
Total current liabilities	1,594,213	414,805

Commitments and Contingencies

Stockholders’ Deficiency
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 206,842,664 shares issued and outstanding, respectively	206,843	206,843
Additional paid-in capital	1,582,086	1,582,086
Accumulated deficit	(2,968,245)	(1,820,378)
Accumulated other comprehensive loss	(9,293)	(9,576)
Total Stockholders’ Deficiency	(1,188,609)	(41,025)

Total Liabilities and Stockholders’ Deficiency	$405,604	$373,780

See accompanying notes to financial statements.

Capstone Systems Inc.

Unaudited Condensed Consolidated Statement of Operations

For the three-month and six-month periods ended December 31, 2018 and 2017

	For the three-month period ended December 31,		For the six-month period ended December 31,
	2018	2017	2018	2017
Net revenues	$2,974	$14	$225,869	$33,547
Cost of revenues	8	2,565	821	32,122
Gross profit	2,966	(2,551)	225,048	1,425

Operating expenses:
Selling expense	719	-	719	-
General and administrative expenses	343,817	474,753	1,372,350	493,144
Total operating expenses	344,536	474,753	1,373,069	493,144

Operating loss	(341,570)	(477,304)	(1,148,021)	(491,719)

Other income (expenses):
Other income	68	-	180	2,089
Interest income	73	202	148	202
Interest expense	(121)	-	(174)	-
Total other income and (expenses)	20	202	154	2,291

Loss before taxes from operations	(341,550)	(477,102)	(1,147,867)	(489,428)

Provision for income taxes	-	-	-	-

Net loss	$(341,550)	$(477,102)	$(1,147,867)	$(489,428)

Other comprehensive income:
Foreign currency translation income	8,620	(8,525)	(9,293)	(9,795)
Comprehensive loss	$(332,930)	$(485,627)	$(1,157,159)	$(499,223)

Loss per share:
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	206,842,664	206,842,664	206,842,664	206,842,664

See accompanying notes to financial statements.

Capstone Systems Inc.

Unaudited Condensed Consolidated Statement of Cash Flows

For the six-month periods ended December 31, 2018

	For the six-month period ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(1,147,867)	$(489,428)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	6,290	43
Depreciation	4,895	292
Decrease/(increase) in accounts receivable	(145,424)	-
Decrease/(increase) in other receivables	177,449	(522,172)
Decrease/(increase) in related party receivables	1,206	(5,072)
Decrease/(increase) in inventory	-	(1,860)
Decrease/(increase) in advance to suppliers	(12,868)	-
Decrease/(increase) in prepaid expenses	(12,313)	-
Increase/(decrease) in accounts payable	61,074	3,602
Increase/(decrease) in taxes payable	107	(2,089)
Increase/(decrease) in other payable	9,512	152,496
Increase/(decrease) in related party payables	1,122,448	9,650
Increase/(decrease) in accrued liabilities	8,000	-
Increase/(decrease) in customer deposits	(21,733)	-
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	50,776	(854,538)

Cash Flows from Investing Activities
Purchase of Fixed Assets	-	(16,358)
Purchase of Intangible Assets	(72,618)	(2,551)
NET CASH USED IN INVESTING ACTIVITIES	(72,618)	(18,910)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	960,348
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	960,348

NET DECREASE IN CASH	(21,842)	86,900

EFFECT OF CURRENCY TRANSLATION	3,963	(9,794)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	47,037	2,294

CASH AND CASH EQUIVALENTS – ENDING OF PERIOD	$29,158	$79,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	-	-
Cash received for interest income	148	202

See accompanying notes to financial statements.

Capstone Systems Inc.

Notes to the Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principal Activities

Capstone Systems Inc. (the “Company”) was incorporated in the State of Nevada on April 1, 2015. The address of our business office is Yun Gu Hui, First Floor South Building, No.7 Tongren West Street, Xuanwu District, Nanjing, Jiangsu Province, PRC 210008

On January 15, 2018, the Company entered into a share exchange agreement with Yunguhui Group Limited (“Yunguhui Group”) and thirty-three stockholders of Yunguhui Group, together holding 100% of the issued and capital stocks of Yunguhui Group. Pursuant to the Share Exchange Agreement, in exchange for all of the issued and outstanding stocks of Yunguhui Group Limited, the Company issued to Yunguhui Group stockholders an aggregate of 201,757,664 shares of the Company’s common stock.  This transaction has been accounted for a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and Yunguhui Group, the legal acquiree, is the accounting acquirer; accordingly, the Company historical statement of stockholders’ equity has been retroactively restated to the first period presented.

On January 17, 2018, the Company filed a Certificate of Amendment with the State of Nevada to increase its authorized shares of common stock from 75,000,000 to 2,000,000,000.

Yunguhui Group Limited (the “Yunguhui Group” or “Company”) was incorporated as an international business company in the Republic of Seychelles on November 2, 2017. Yunguhui Group’s wholly-owned subsidiary, Yunguhui Holdings Development Limited (“Yunguhui Holdings”) was incorporated as an international business company in the Republic of Seychelles on November 3, 2017.  Yunguhui Holdings’ wholly-owned subsidiary, Yun Gu Hui International (Hong Kong) Development Limited (“Yunguhui Hong Kong”) was incorporated as a limited liability company in Hong Kong on December 6, 2017.  Yunguhui Hong Kong’s wholly-owned subsidiary, Shenzhen Yunguhui Technology Development Limited (“Yunguhui Shenzhen”) was incorporated as a limited liability company in Shenzhen City, Guangdong Province, People’s Republic of China on February 22, 2018 as a wholly owned foreign enterprise (“WFOE”).  Yunguhui Shenzhen’s wholly-owned subsidiary, Anhui Yunguhui Internet Technology Limited (“Yunguhu Anhui”) was incorporated as a limited liability company in Anhui City, Anhui Province, People’s Republic of China on July 28, 2017.  Yunguhui Anhui’s wholly-owned subsidiaries, (1) Beijing Yunguhui Information Technology Co. Limited (“Yunguhui Beijing”) was incorporated as a limited liability company in Beijing City, People’s Republic of China on December 19, 2017 and (2) Nanjing Yunguhui Information Technology Co. Limited (“Yunguhui Nanjing”) was incorporated as a limited liability company in Nanjing City, Jiangsu Province, People’s Republic of China on December 20, 2017.

On August 20, 2018, Yunguhui Shenzhen entered into a Management and Consultancy Service Agreement which entitles Yunguhui Shenzhen to substantially all of the economic benefits of Yunguhui Anhui and its Subsidiaries, all of which are PRC companies, in consideration of services provided by Yunguhui Shenzhen to Yunguhui Anhui and its Subsidiaries. In addition, Yunguhui Shenzhen entered into certain agreements with the shareholders of Yunguhui Anhui, Yusheng Jiang and Ding Yong (collectively, the “Yunguhui Anhui Shareholders”), as well as Yunguhui Anhui and its Subsidiaries, including (i) an Exclusive Right and Option to Purchase Agreement allowing Yunguhui Shenzhen to acquire the shares of Yunguhui Anhui as permitted by PRC laws, (ii) a Shareholders' Voting Rights Proxy Agreement that provides Yunguhui Shenzhen with the voting rights of the Yunguhui Anhui Shareholders and those of Yunguhui Anhui, and (iii) an Equity Pledge Agreement that pledges the shares in Yunguhui Anhui and its Subsidiaries to Yunguhui Shenzhen. This VIE structure provides Yunguhui Shenzhen, a wholly-owned subsidiary of Yunguhui, with control over the operations and benefits of Yunguhui Anhui and its Subsidiaries without having a direct equity ownership in Yunguhui Anhui and its subsidiaries.

The Company’s primary business activities is to provide consulting services.

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.  The Company’s fiscal year-end is June 30th.

Capstone Systems Inc.

Notes to the Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Method of accounting

Management has prepared the accompanying financial statements and these notes in accordance to generally accepted accounting principles in the United States of America; the Company maintains its general ledger and journals with the accrual method accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its significant subsidiaries on a consolidated basis. The Company also includes subsidiaries over which a direct or indirect legal or effective control exists and for which the Company is deemed to direct the significant activities and has the obligation to absorb the losses or benefits of the entities. All intercompany accounts, balances and transactions with consolidated entities have been eliminated.

Name of Subsidiary	State or Jurisdiction of Organization of Entity	Attributable equity interest
Yunguhui Group Limited (“Yunguhui Group”)	Republic of Seychelles	100%
Yunguhui Holdings Development Limited (“Yunguhui Holdings”)	Republic of Seychelles	100%
Yun Gu Hui International (Hong Kong) Development Limited (“Yunguhui Hong Kong”)	Hong Kong	100%
Shenzhen Yunguhui Technology Development Limited (“Yunguhui Shenzhen”)	PRC	100%
Anhui Yunguhui Internet Technology Limited (“Yunguhui Anhui”)	VIE
Beijing Yunguhui Information Technology Co. Limited (“Yunguhui Beijing”)	PRC	100%
Nanjing Yunguhui Information Technology Co. Limited (“Yunguhui Nanjing”)	PRC	100%

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

Condensed Financial Statements

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2018 audited financial statements as filed in the most recent Form 10-K. The results of operations for the period ended December 31, 2018 are not necessarily indicative of the operating results for the full year.

Capstone Systems Inc.

Notes to the Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less, and unencumbered bank deposits to be cash equivalents.

Accounts receivable

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method.  The Company’s typically applies a salvage value of 0% to 10%.  The estimated useful lives of the plant and equipment are as follows:

Office Furniture	3 years
Office equipment	3-5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

Intangible Asset

Intangible assets are carried at cost and amortized on a straight-line basis over a specified period. Amortization is provided using the straight-line method over 5 years.

Accounting for the impairment of long-lived assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  Impairment may be the result of becoming obsolete from a change in the industry, introduction of new technologies, or if the Company has inadequate working capital to utilize the long-lived assets to generate the adequate profits.  Impairment is present if the carrying amount of an asset is less than its expected future undiscounted cash flows.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset.   Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

Capstone Systems Inc.

Notes to the Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.  PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are in Renminbi (RMB).  The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	12/31/2018	6/30/2018	12/31/2017
Year/period end RMB: US$ exchange rate	6.8764	6.6191	6.5074

Annual/period average RMB: US$ exchange rate	6.8587	6.5052	6.6416

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price, it has transferred of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer.  The Company's the amount of revenue recognized to the books reflects the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

Advertising

All advertising costs are expensed as incurred.  The Company incurred $0 in advertising expenses for the six-month periods ended December 31, 2018 and 2017.

Capstone Systems Inc.

Notes to the Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development

All research and development costs are expensed as incurred.  The Company incurred $0 in research and development costs for the six-month periods ended December 31, 2018 and 2017.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory as part of overhead.

Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Comprehensive income

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders.

Loss per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive effects of potentially convertible securities are calculated using the as-if method; the potentially dilutive effect of options or warrants are calculated using the treasury stock method.  Securities that are potentially an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Financial instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 - inputs to the valuation methodology used quoted prices for identical assets or liabilities in active markets.
•	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

Capstone Systems Inc.

Notes to the Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

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

3. Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

As of December 31, 2018, the Company had accumulated deficit of $2,968,245. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate revenue to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management has funded operations from sales and through the cash proceeds from the issuance of stock.  Until such a time as profitable operations are achieved, directors and related parties may from time to lend funds to the Company to fund operations. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future.  Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

4. Other receivables

Other receivables consisted of advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, and set-up costs for new subsidiary establishments.

5. Note receivable

On April 10, 2018, Beijing Yunguhui issued a note to Mr. Cheng, Yangbing, an unrelated party, in the amount of RMB 500,000 (USD $72,712) which is due on April 9, 2020.  If the note is in default, a penalty of RMB 50,000 (USD $7,271) will be imposed on the note in addition the principal amount due.

Capstone Systems Inc.

Notes to the Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Plant and Equipment

	12/31/2018	6/30/2018
At Cost:
Office furniture	$1,604	$1,226
Office equipment	37,510	38,742
	$39,114	$39,968

Less: Accumulated depreciation	(9,234)	(4,339)

	$29,880	$35,629

Depreciation expense for the periods ended December 31, 2018 and 2017 was $4,895 and $292, respectively.

7. Intangible Asset

	12/31/2018	6/30/2018
At Cost:
Software application	$75,126	$2,508

Less: Accumulated amortization	(6,582)	(293)

	$68,544	$2,215

Amortization expense for periods ended December 31, 2018 and 2017 was $6,290 and $43, respectively.

8. Related Party Receivables and Payables

Related party receivable consisted of the following:

	12/31/2018	6/30/2018

Huijin International Limited, shareholder	$1,744	$1,812
Huichuang International Limited, shareholder	1,018	1,058
Huibang International Limited, shareholder	-	1,058
Huiyang International Limited, shareholder	1,018	1,058
	$3,780	$4,986

Capstone Systems Inc.

Notes to the Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related party receivables represented advances for operational use and in the normal course of business.  The amounts are unsecured, interest-free and due on demand.

Related party payables consisted of the following:

	12/31/2018	6/30/2018

Huibang International Limited, shareholder	$1,050,660	$-
Xu, Guoliang, official representative of Nanjing Yunguhui	54,518	-
Xu, Jiyuan, CEO	52,702
	$1,157,880	$-

Related party payables represented advances provided for operational use and in the normal course of business.

For the period ended December 31, 2018, Huibang International Limited, a shareholder of the Company, entered into various loan agreements with numerous individuals where the proceeds were deposited to the bank account of Nanjing Yunguhui as a result of Huibang International not having established a bank account.  The amounts are unsecured, interest-free and due on demand.

9. Customer Deposits

Customer deposits represent prepayments from customers whom have engaged the Company to render services.   The Company accounts for the amounts as liabilities until it has fulfilled all the criteria set forth under the significant accounting policy for revenue recognition at which point those amounts will be recognized the Company’s result of operations.

10. Equity

The Company was incorporated on April 1, 2015 with 75,000,000 shares of common stock, par value of $0.001 per share, authorized as its capital stock.

On May 11, 2015, the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.

In May 2016, the Company, pursuant to a Registration Statement on Form S-1, sold 1,085,000 shares to 31 independent shareholders for total proceeds of $43,400.

On January 17, 2018, the Company amended its articles of incorporation increasing the authorized common stock from 75,000,000 shares to 2,000,000,000 shares.

Capstone Systems Inc.

Notes to the Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 15, 2018, the Company entered into a share exchange agreement with Yunguhui Group Limited (“Yunguhui Group”) and thirty-three stockholders of Yunguhui Group, together holding 100% of the issued and capital stocks of Yunguhui Group. Pursuant to the Share Exchange Agreement, in exchange for all of the issued and outstanding stocks of Yunguhui Group Limited, the Company issued to Yunguhui Group stockholders an aggregate of 201,757,664 shares of the Company’s common stock.  This transaction has been accounted for a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and Yunguhui Group, the legal acquiree, is the accounting acquirer; accordingly, the Company historical statement of stockholders’ equity has been retroactively restated to the first period presented.

11. Income Taxes

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

The Company’s subsidiaries formed in the Republic of Seychelles is not subject to tax on its income or capital gains. In addition, upon payments of dividends by the Company to its shareholders, no withholding tax is imposed.

The Company’s subsidiary formed in Hong Kong is subject to the profits tax rate at 16.5% for income generated and operation in the special administrative region.

The Company’s subsidiaries incorporated in the PRC are subject to profits tax rate at 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company recorded a deferred tax asset in the amount of $0 at December 31, 2018.

Capstone Systems Inc.

Notes to the Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The following table reconciles the statutory rates to the Company’s effective tax rate:

	12/31/2018	12/31/2017
Statutory rates in the Republic of Seychelles	-	-
Statutory rates in Hong Kong	16.5%	16.5%
Statutory rates in PRC	25.0%	25.0%
Foreign earned income not subject to taxes in the Republic of Seychelles	(41.5)%	(41.5)%
Effective income tax rate	0%	0%

Loss before taxes:
United States	$(31,238)	$(12,281)
Republic of Seychelles	-	(102,898)
Hong Kong	-	(3,851)
PRC	(1,116,629)	(370,398)
	$(1,147,867)	$(489,428)

12. Lease Commitments

For the period ended December 31, 2018, the Company entered the following lease agreements:

•	Yunguhui Anhui entered into a five-year operating lease agreement leasing a two floored office commencing on July 1, 2017 and expiring on June 30, 2022. The monthly lease expense is RMB 9,147 (USD $1,330).
•	Yunguhui Beijing entered into a five-year operating lease agreement leasing an office commencing on August 21, 2017 and expiring on August 23, 2022. The monthly lease expense is RMB 94,354 (USD $13,721).
•	Yunguhui Nanjing entered into a twenty-five months operating lease agreement leasing an office commencing on November 18, 2016 and expiring on December 17, 2018. The lease was renewed on November 17, 2018, extending the lease for another twenty-five months expiring on December 17, 2020. The monthly lease expense is RMB 104,636 (USD $15,217).

Capstone Systems Inc.

Notes to the Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The minimum future lease payments for the office at December 31, 2018 are as follows:

Period	Lease Payable
Year 1	$363,607
Year 2	348,390
Year 3	181,008
Year 4	116,586
$1,009,591

The outstanding lease commitments for the leases listed above as of December 31, 2018 was $1,009,591.  The lease expense for the six-month periods ended December 31, 2018 and 2017 was $181,804 and $70,776.

13. Risks

A.	Credit risk

The Company’s deposits are made with banks located in the PRC.  They do not carry federal deposit insurance and may be subject to loss of the banks become insolvent.

Since the Company’s inception, the age of account receivables has been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

B.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

C.	Environmental risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site. In the event of an accident, the Company has purchased insurance to cover potential damage to employees, equipment, and local environment.

D.	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed to the Company’s customers could adversely impact the Company’s results of operations.

14. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  The Company has evaluated subsequent events from December 31, 2018 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

Capstone Systems Inc. was incorporated in the State of Nevada on April 1, 2015 (“Company”). From inception to October 19, 2017, we were a development-stage company formed to sell kitchen sinks and kitchen cabinets in the USA. On October 19, 2017, the Company and its former sole director and executive officer, Jure Perko, entered into a stock purchase agreement (the “SPA”) with a group of individual purchasers, pursuant to which, the control block of voting stock of the Company, represented by 4,000,000 shares of common stock (the “Shares”), approximately 78.7% of all outstanding common stock of the Company, was transferred to the purchasers. In connection with the SPA, Jure Perko entered into an assignment agreement with the Company whereby all assets of the Company were transferred to him, all liabilities were assumed by him and the net difference was treated as a reduction in additional paid in capital. Subsequently, the Company ceased all operations, and became a “shell company” without any significant assets or operations.

On January 14, 2019 (the “Closing Date”), we closed a share exchange (the “Share Exchange”) under a Share Exchange Agreement, as amended (the “SEA”), with Yunguhui Group Limited (“Yunguhui”) and 33 stockholders of Yunguhui, who held 100% of the issued and outstanding stock of Yunguhui (“Yunguhui Stockholders”). Pursuant to the SEA and on the Closing Date, in exchange for all of the issued and outstanding capital stock of Yunguhui, we issued to the Yunguhui Stockholders an aggregate amount of 200,000,000 shares of CPSN’s common stock. As a result of the Share Exchange, the Yunguhui Stockholders became the controlling shareholders of the Company. The Share Exchange was accounted for under the business combination under common control of accounting.

At the closing of the Share Exchange, 201,757,664 shares of Yunguhui capital stock, issued and outstanding immediately prior to the closing of the Share Exchange, were exchanged for 200,000,000 newly issued shares of our Common Stock.

Immediately after giving effect to the Share Exchange, there were 205,085,000 issued and outstanding shares of our Common Stock, as follows:

•	The Yunguhui Stockholders hold 200,000,000 shares of our Common Stock (97.4%); and

•	The stockholders of the Company prior to the Share Exchange hold the remaining 5,085,000 shares of our Common Stock (2.5%).

No other securities convertible into or exercisable or exchangeable for our Common Stock are outstanding. Our Common Stock is quoted on the OTC Pink under the symbol “CPSN”. Pursuant to the Share Exchange, we acquired the business of Yunguhui, which is engaged in management consulting services. As a result, we have ceased to be a “shell company.”

Yunguhui is a development company and commenced its operations in 2017. The company offers management consulting services to its registered member enterprises and generates revenue through membership fees and other service fees. We provide consulting services to small and medium-sized enterprises in mainland China to help them achieve their growth potential. As the date of this Report, nine companies are registered members with Yunguhui. We own and operate two service centers, through which we provide in-person customer service to our clients. We also entered into cooperation agreements with independent operators who own and operate cooperation service centers (“CSC”). These independent operators pay us annual fees in exchange for the rights to use our brand name and trademark, as well as access to our other corporate resources, such as the Yunguhui App (once available) and consulting service personnel. As of the date of this Report, we have contracted with nine cooperation service centers. Due to our short history of operation, we are not yet profitable. Yunguhui conducts substantially all of its operations through contractual arrangements with Anhui Yunguhui Technology Development Limited (“Yunguhui Anhui”), an affiliated variable interest entity (“VIE”) and the VIE’s wholly owned subsidiaries Beijing Yunguhui Information Technology Co. Ltd. (“Yunguhui Beijing”), and Nanjing Yunguhui Information Technology Co. Ltd. (“Yunguhui Nanjing,” together with Yunghuhui Anhui, Yunguhui Beijing and Yunguhui Nanjin, “Yunguhui Anhui and its Subsidiaries”).

Yunguhui, a company incorporated in the Republic of Seychelles on November 2, 2017, acts as a holding company of its directly wholly owned subsidiary, Yunguhui Holdings Development Limited, also a Republic of Seychelles company, incorporated on November 3, 2017 (“YHDL”). YHDL acts as a holdings company of its directly wholly owned subsidiary, Yun Gu Hui International (Hong Kong) Development Limited, which was incorporated in Hong Kong on December 6, 2017 (“Yunguhui HK”). Yunguhui HK has a wholly owned subsidiary, Shenzhen Yunguhui Technology Development Limited, a PRC company incorporated on February 22, 2018 (“Yunguhui Shenzhen”), as a wholly foreign-owned enterprise (“WFOE”).

On August 20, 2018, Yunguhui Shenzhen entered into a Management and Consultancy Service Agreement which entitles Yunguhui Shenzhen to substantially all of the economic benefits of Yunguhui Anhui and its Subsidiaries, all of which are PRC companies, in consideration of services provided by Yunguhui Shenzhen to Yunguhui Anhui and its Subsidiaries. In addition, Yunguhui Shenzhen entered into certain agreements with the shareholders of Yunguhui Anhui, Yusheng Jiang and Ding Yong (collectively, the “Yunguhui Anhui Shareholders”), as well as Yunguhui Anhui and its Subsidiaries, including (i) an Exclusive Right and Option to Purchase Agreement allowing Yunguhui Shenzhen to acquire the shares of Yunguhui Anhui as permitted by PRC laws, (ii) a Shareholders' Voting Rights Proxy Agreement that provides Yunguhui Shenzhen with the voting rights of the Yunguhui Anhui Shareholders and those of Yunguhui Anhui, and (iii) an Equity Pledge Agreement that pledges the shares in Yunguhui Anhui and its Subsidiaries to Yunguhui Shenzhen. This VIE structure provides Yunguhui Shenzhen, a wholly-owned subsidiary of Yunguhui, with control over the operations and benefits of Yunguhui Anhui and its Subsidiaries without having a direct equity ownership in Yunguhui Anhui and its subsidiaries.

Beginning in December 2017, each of Yunghuhui Beijing and Yunguhui Nanjing started operating a local service center. In addition to the two directly owned and operated service centers, we have currently contracted nine CSCs through contractual arrangements entered with independent operators.

Yunguhui’s organizational structure was crafted to abide by the laws of the PRC and maintain tax benefits as well as internal organizational efficiencies. The Company’s post–share exchange organization structure is summarized below:

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the launching of our online applications and market or wider economic downturns. We do not believe we have sufficient funds to operate our business for the next twelve months.

Results of Operations

Comparison of Three Months Ended December 31, 2018 and 2017

Revenues

We have generated $2,974 in revenue during the three months ended December 31, 2018 compared to $14 during the three months ended December 31, 2017.

Cost of revenues

During the three months ended December 31, 2018, we have incurred $8 cost of revenue compared to $2,565 during the three months ended December 31, 2017.

Operating Expenses

During the three months ended December 31, 2018, we have incurred $343,817 general and administrative expenses compared to $474,753 during the three months ended December 31, 2017. The general and administrative expenses primarily consist of professional fees.

Net Income

Our net loss for the three months ended December 31, 2018 was $341,550 compared to a net loss of $477,102 during the three months ended December 31, 2017.

Comparison of Six Months Ended December 31, 2018 and 2017

Revenues

During the six months ended December 31, 2018, we have generated $225,869 in revenue compared to $33,547 during the six months ended December 31, 2017.

Cost of revenues

We have incurred $821 and $32,122 for the six months ended December 31, 2018 and 2017 respectively.

Operating Expenses

During the six months ended December 31, 2018, we have incurred $1,372,350 general and administrative expenses compared to $493,144 during the six months ended December 31, 2017.  The general and administrative expenses primarily consist of bad debt expenses, professional fees and salary expenses.

Net Income

Our net loss for the six months ended December 31, 2018 was $1,147,867 compared to a net loss of $489,428 for the six months ended December 31, 2017.

Liquidity and Capital Resources

Working capital	December 31, 2018	June 30, 2018
Total current assets	$234,468	$260,397
Total current liabilities	1,594,213	414,805
Working capital surplus/(deficit)	$(1,359,745)	$(154,408)

Total accumulated deficit as of December 31, 2018 and June 30, 2018 was $2,968,245 and $1,820,378, respectively. To date, we have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments.

We do not believe that we have sufficient funds to operate our business for the next twelve months. We may require additional cash resources in the future but we have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

	Six Months Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$50,776	$(854,538)
Net cash provided by (used in) investing activities	(72,618)	(18,910)
Net cash provided by financing activities	-	960,348
Net increase (decrease) in cash and cash equivalents	(21,842)	86,900
Effect of currency translation	3,927	(9,794)
Cash and cash equivalents at the beginning of period	47,073	2,294
Cash and cash equivalents at the end of period	$29,158	$79,400

Operating Activities

For the six months ended December 31, 2018, net cash provided by operating activities was $50,776 consisting of net loss of $1,147,867, depreciation and amortization expenses of $11,185, an increase in accounts receivable of $145,424, a decrease in other receivables of $177,449, a decrease in related party receivables of $1,206, an increase in advance to suppliers of $12,868, an increase in prepaid expenses of $12,313, an increase in accounts payable of $61,074, an increase in taxes payable of $107, an increase in other payable of $9,512, an increase in related party payables of $1,122,448, an increase in accrued liabilities of $8,000 and a decrease in customer deposits of $21,733. Net cash used in operating activities for the six months ended December 31, 2017 was $854,538 consisting of net loss of $489,428, depreciation and amortization expenses of $335, an increase in other receivables of $522,172, an increase in related party receivables of $5,072, an increase in inventory of $1,860, an increase in accounts payable of $3,602, a decrease in taxes payable of $2,089, an increase in other payables of $152,496 and an increase in related party payables of $9,650.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2018 was $72,618 for purchase of intangible assets.  Net cash used in purchasing fixed assets and intangible assets for the six months ended December 31, 2017 were $16,358 and 2,551 respectively.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2018 was $nil.  Net cash provided by financing activities was $960,348 for the six months ended December 31, 2017 from proceeds from issuance of common stock.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

For the period ended December 31, 2018, the Company entered the following lease agreements:

•

Yunguhui Anhui entered into a five-year operating lease agreement leasing a two floored office commencing on July 1, 2017 and expiring on June 30, 2022. The monthly lease expense is RMB 9,147 (USD $1,330).

•	Yunguhui Beijing entered into a five-year operating lease agreement leasing an office commencing on August 21, 2017 and expiring on August 23, 2022. The monthly lease expense is RMB 94,354 (USD $13,721).

•	Yunguhui Nanjing entered into a twenty-five months operating lease agreement leasing an office commencing on November 18, 2016 and expiring on December 17, 2018. The lease was renewed on November 17, 2018, extending the lease for another twenty-five months expiring on December 17, 2020. The monthly lease expense is RMB 104,636 (USD $15,217).

The minimum future lease payments for the office at December 31, 2018 are as follows:

Period	Lease Payable
Year 1	$363,607
Year 2	348,390
Year 3	181,008
Year 4	116,586
$1,009,591

The outstanding lease commitments for the leases listed above as of December 31, 2018 was $1,009,591.  The lease expense for the six-month periods ended December 31, 2018 and 2017 was $181,804 and $70,776.

Critical Accounting Policies

Method of accounting

Management has prepared the accompanying financial statements and these notes in accordance to generally accepted accounting principles in the United States of America; the Company maintains its general ledger and journals with the accrual method accounting.

Condensed Financial Statements

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2018 audited financial statements as filed in the most recent Form 10-K. The results of operations for the period ended December 31, 2018 are not necessarily indicative of the operating results for the full year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE SYSTEMS INC.

Date: April 19, 2019	By:	/s/ Jiyuan Xu
	Name:	Jiyuan Xu
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

